Form 10-K
period 1995-12-31
CHASE MORTGAGE FINANCE CORP
filed 1996-04-01
CIK 830379

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:                           Commission file number:
    December 31, 1995                                       33-92950
- -------------------------                            ----------------------

                       CHASE MORTGAGE FINANCE CORPORATION
        -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                   52-149-5132
 ----------------------------                  ------------------------
 (State or other jurisdiction                  (IRS Employer Identifi-
    of incorporation or                             cation Number)
        organization)

 1 Chase Manhattan Plaza
   New York, New York                                  10081
 -----------------------                             ----------
  (Address of principal                              (Zip Code)
   executive offices)

Registrant's telephone number, including area code:  (212) 552-1358

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No  .
                                               -      -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of the latest practicable date, March 31, 1996: None

As of March 31, 1996, the latest practicable date, there were 1,000 shares of Chase Mortgage Finance Corporation common stock outstanding.

The Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and, therefore, is furnishing the abbreviated narrative disclosure specified in Paragraph (2) of General Instruction J.

                               TABLE OF CONTENTS

PART I                                                                               Page No.
                                                                                     --------
                 Item 1.          Business                                            3

                 Item 2.          Properties                                          3

                 Item 3.          Legal Proceedings                                   3

                 Item 4.          Submission of Matters to a Vote
                                  of Security Holders                                 3

PART II

                 Item 5.          Market for Registrant's Common
                                  Equity and Related Stockholder
                                  Matters                                             3

                 Item 6.          Selected Financial Data                             5

                 Item 7.          Management's Discussion and
                                  Analysis of Financial Condition
                                  and Results of Operation                            5

                 Item 8.          Financial Statements and
                                  Supplementary Data                                  5

                 Item 9.          Changes in and Disagreements
                                  with Accountants on Accounting
                                  and Financial Disclosure                            5

PART III

                 Item 10.         Directors and Executive Officers
                                  of the Registrant                                   6

                 Item 11.         Executive Compensation                              6

                 Item 12.         Security Ownership of Certain
                                  Beneficial Owners and Management                    6

                 Item 13.         Certain Relationships and
                                  Related Transactions                                6

PART IV

                 Item 14.         Exhibits, Financial Statement
                                  Schedules, and Reports on Form 8-K                  6

Signatures                                                                            16

ITEM 1.  BUSINESS

         The Registrant was incorporated in the State of Delaware on December 4, 1986 as a wholly-owned, limited purpose finance subsidiary of The Chase Manhattan Corporation. The Registrant was organized to facilitate the securitization of mortgage loans through the issuance and sale of mortgage pass-through certificates.

ITEM 2.  PROPERTIES

         The Registrant has no physical properties.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Information in response to this Item is omitted pursuant to General Instruction J.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) All of the Registrant's outstanding common stock is owned by The Chase Manhattan Corporation. Accordingly, there is no established public trading market for the Registrant's common stock. The Registrant has paid no dividends with respect to its common stock.

         (b) At December 31, 1995, the number of holders of record of the Registrant's Multi-Class Mortgage Pass-Through Certificates for all classes within each series of Multi-Class Mortgage Pass-Through Certificates that remain outstanding as of such date was as follows:

                         Series                                           Number of Holders
                         ------                                           -----------------
                         1988A                                                      2

                         1990B                                                      6

                         1990C                                                      3

                         1990D                                                      3

                         Series                                           Number of Holders
                         ------                                           -----------------
                         1990E                                                      6

                         1990G                                                      7

                         1991A                                                      4

                         1991E                                                      3

                         1991F                                                      3

                         1991G                                                      5

                         1992A                                                      6

                         1992B                                                      6

                         1992C                                                      5

                         1992D                                                      6

                         1992E                                                      5

                         1992F                                                      5

                         1992G                                                      4

                         1992H                                                     16

                         1992I                                                      7

                         1992J                                                     14

                         1992K                                                      9

                         1992L                                                     18

                         1992M                                                     23

                         1993A                                                      4

                         1993B                                                     15

                         1993C                                                      8

                         1993D                                                     17

                         1993E                                                     13

                         1993F                                                     13

                         1993G                                                     22

                         1993H                                                     20

                         1993I                                                     20

                         1993J                                                     21

                         1993K                                                     30

                         1993L                                                     31

                         Series                                           Number of Holders
                         ------                                           -----------------
                         1993M                                                    16

                         1993N                                                    19

                         1993O                                                    15

                         1993P                                                    32

                         1994A                                                    12

                         1994B                                                    14

                         1994C                                                    15

                         1994D                                                    21

                         1994E                                                    18

                         1994F                                                    31

                         1994G                                                    26

                         1994H                                                    16

                         1994I                                                    15

                         1994J                                                    20

                         1994K                                                    14

                         1994L                                                    22

                         1995A                                                     9

ITEM 6.                   SELECTED FINANCIAL DATA

                          Information in response to this Item is omitted pursuant to General Instruction J.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                          Information in response to this Item is omitted pursuant to General Instruction J.


ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Not applicable.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                          Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 Information in response to this Item is omitted pursuant to General Instruction J.


ITEM 11.         EXECUTIVE COMPENSATION

                 Information in response to this Item is omitted pursuant to General Instruction J.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 Information in response to this Item is omitted pursuant to General Instruction J.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 Information in response to this Item is omitted pursuant to General Instruction J.


PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

                 (a)      Not applicable.

                 (b) The Registrant filed Current Reports on Form 8-K on October 12, 1995, October 25, 1995, November 27, 1995
                          and December 26, 1995, reporting in each case on Item
                          5.

                 (c)      Exhibits

                 1.1 Standard form of Underwriting Agreement (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-20484 on Form S-11 filed November 23, 1988).

                 3.1 Articles of Incorporation of the Registrant (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-20484 on Form S-11 filed November 23, 1988).

                 3.2 By-Laws of the Registrant (Incorporated herein by reference to the Exhibits to Registrant's Registration Statement No. 33-20484 on Form S-11 filed November 23, 1988).

                 4.1 Form of Pooling and Servicing Agreement (Incorporated herein by reference to Exhibits to Registrant's Registration Statement No. 33-20484 on Form S-11 filed November 23, 1988).

                 4.2 Copy of Series 1988A Pooling and Servicing Agreement dated as of December 1, 1988, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed December 29, 1988).

                 4.3 Copy of Series 1989A Pooling and Servicing Agreement dated as of April 1, 1989, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed April 25, 1989).

                 4.4 Copy of Series 1989B, Pooling and Servicing Agreement dated as of September 1, 1989, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed September 26, 1989).

                 4.5 Copy of Series 1989C, Pooling and Servicing Agreement dated as of December 1, 1989, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed December 21, 1989).

                 4.6 Copy of Series 1990A Pooling and Servicing Agreement dated as of February 1, 1990, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed February 22, 1990).

                 4.7 Copy of Series 1990B Pooling and Servicing Agreement dated as of March 1, 1990, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 29, 1990).

                 4.8 Copy of Series 1990C Pooling and Servicing Agreement dated as of June 1, 1990, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed June 26, 1990).

                 4.9 Copy of Series 1990D Pooling and Servicing Agreement dated as of September 1, 1990, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed September 27, 1990).

                 4.10 Copy of Series 1990E Pooling and Servicing Agreement dated as of October 1, 1990, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 25, 1990).

                 4.11 Copy of Series 1990F Pooling and Servicing Agreement dated as of November 1, 1990, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed November 29, 1990).

                 4.12 Copy of Series 1990G Pooling and Servicing Agreement dated as of December 1, 1990, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed December 19, 1990).

                 4.13 Copy of Series 1991A Pooling and Servicing Agreement dated as of April 1, 1991, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed April 25, 1991).

                 4.14 Copy of Series 1991B Pooling and Servicing Agreement dated as of June 1, 1991, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed June 20, 1991).

                 4.15 Copy of Series 1991C Pooling and Servicing Agreement dated as of June 1, 1991, among

                           Registrant, Master Servicer and Trustee
                           (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed June 27, 1991).

                 4.16 Copy of Series 1991D Pooling and Servicing Agreement dated as of July 1, 1991, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 25, 1991).

                 4.17 Copy of Series 1991E Pooling and Servicing Agreement dated as of September 1, 1991, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed September 25, 1991).

                 4.18 Copy of Series 1991F Pooling and Servicing Agreement dated as of October 1, 1991, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 25, 1991).

                 4.19 Copy of Series 1991G Pooling and Servicing Agreement dated as of December 1, 1991, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed December 19, 1991).

                 4.20 Copy of Series 1992A Pooling and Servicing Agreement dated as of January 1, 1992, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed January 30, 1992).

                 4.21 Copy of Series 1992B Pooling and Servicing Agreement dated as of February 1, 1992, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed February 20, 1992).

                 4.22 Copy of Series 1992C Pooling and Servicing Agreement dated as of March 1, 1992, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 19, 1992).

                 4.23 Copy of Series 1992D Pooling and Servicing Agreement dated as of April 1, 1992, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed April 23, 1992).

                 4.24 Copy of Series 1992E Pooling and Servicing Agreement dated as of May 1, 1992, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed May 28, 1992).

                 4.25 Copy of Series 1992F Pooling and Servicing Agreement dated as of June 1, 1992, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed June 25, 1992).

                 4.26 Copy of Series 1992G Pooling and Servicing Agreement dated as of July 1, 1992, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 23, 1992).

                 4.27 Copy of Series 1992H Pooling and Servicing Agreement dated as of July 1, 1992, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 30, 1992).

                 4.28 Copy of Series 1992I Pooling and Servicing Agreement dated as of September 1, 1992, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed September 24, 1992).

                 4.29 Copy of Series 1992J Pooling and Servicing Agreement dated as of September 1, 1992, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed September 29, 1992).

                 4.30 Copy of Series 1992K Pooling and Servicing Agreement dated as of October 1, 1992, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 29, 1992).

                 4.31 Copy of Series 1992L Pooling and Servicing Agreement dated as of November 1, 1992, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed November 24, 1992).

                 4.32 Copy of Series 1992M Pooling and Servicing Agreement dated as of December 1, 1992, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed December 22, 1992).

                 4.33 Copy of Series 1993A Pooling and Servicing Agreement dated as of January 1, 1993, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed January 21, 1993).

                 4.34 Copy of Series 1993B Pooling and Servicing Agreement dated as of January 1, 1993, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed January 28, 1993).

                 4.35 Copy of Series 1993C Pooling and Servicing Agreement dated as of January 1, 1993, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed January 19, 1993).

                 4.36 Copy of Series 1993D Pooling and Servicing Agreement dated as of February 1, 1993, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed February 25, 1993).

                 4.37 Copy of Series 1993E Pooling and Servicing Agreement dated as of March 1, 1993, among

                           Registrant, Master Servicer and Trustee
                           (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 30, 1993).

                 4.38 Copy of Series 1993F Pooling and Servicing Agreement dated as of April 1, 1993, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed April 29, 1993).

                 4.39 Copy of Series 1993G Pooling and Servicing Agreement dated as of May 1, 1993, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed May 26, 1993).

                 4.40 Copy of Series 1993H Pooling and Servicing Agreement dated as of June 1, 1993, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed June 29, 1993).

                 4.41 Copy of Series 1993I Pooling and Servicing Agreement dated as of July 1, 1993, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 29, 1993).

                 4.42 Copy of Series 1993J Pooling and Servicing Agreement dated as of August 1, 1993, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed August 26, 1993).

                 4.43 Copy of Series 1993K Pooling and Servicing Agreement dated as of September 1, 1993, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed September 23, 1993).

                 4.44 Copy of Series 1993L Pooling and Servicing Agreement dated as of October 1, 1993, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed October 28, 1993).

                 4.45 Copy of Series 1993M Pooling and Servicing Agreement dated as of November 1, 1993, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed November 29, 1993).

                 4.46 Copy of Series 1993N Pooling and Servicing Agreement dated as of November 1, 1993, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed November 30, 1993).

                 4.47 Copy of Series 1993O Pooling and Servicing Agreement dated as of December 1, 1993, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed December 29, 1993).

                 4.48 Copy of Series 1993P Pooling and Servicing Agreement dated as of December 1, 1993, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed December 28, 1993).

                 4.49 Copy of Series 1994A Pooling and Servicing Agreement dated as of January 1, 1994, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed January 28, 1994).

                 4.50 Copy of Series 1994B Pooling and Servicing Agreement dated as of January 1, 1994, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed January 27, 1994).

                 4.51 Copy of Series 1994C Pooling and Servicing Agreement dated as of February 1, 1994, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed February 25, 1994).

                 4.52 Copy of Series 1994D Pooling and Servicing Agreement dated as of February 1, 1994, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed February 28, 1994).

                 4.53 Copy of Series 1994E Pooling and Servicing Agreement dated as of April 1, 1994, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed April 27, 1994).

                 4.54 Copy of Series 1994F Pooling and Servicing Agreement dated as of March 1, 1994, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed March 29, 1994).

                 4.55 Copy of Series 1994G Pooling and Servicing Agreement dated as of April 1, 1994, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed April 28, 1994).

                 4.56 Copy of Series 1994H Pooling and Servicing Agreement dated as of May 1, 1994, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed May 26, 1994).

                 4.57 Copy of Series 1994I Pooling and Servicing Agreement dated as of June 1, 1994, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed June 24, 1994).

                 4.58 Copy of Series 1994J Pooling and Servicing Agreement dated as of July 1, 1994, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed July 26, 1994).

                 4.59 Copy of Series 1994K Pooling and Servicing Agreement dated as of September 1, 1994, among

                           Registrant, Master Servicer and Trustee
                           (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed September 28, 1994).

                 4.60 Copy of Series 1994L Pooling and Servicing Agreement dated as of November 1, 1994, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed November 29, 1994).

                 4.61 Copy of Series 1995A Pooling and Servicing Agreement dated as of June 1, 1995, among Registrant, Master Servicer and Trustee (Incorporated herein by reference to Exhibit to the Registrant's Current Report on Form 8-K, filed June 27, 1995).

                 (d)       Not applicable.

                 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

                 No annual report of proxy material has been sent to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHASE MORTGAGE FINANCE
                                     CORPORATION


Dated:  March 27, 1996            By: /s/ Samuel H. Cooper
                                     ---------------------
                                  Name:  Samuel H. Cooper
                                  Title: President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                      Title                Date
          ---------                      -----                ----

/s/ Samuel H. Cooper                     President            March 27, 1996
- --------------------------               and Director
    Samuel H. Cooper


/s/ Thomas M. Garvey                     Director             March 26, 1996
- --------------------------
     Thomas M. Garvey


/s/ Deborah L. Duncan                    Treasurer            March 27, 1996
- --------------------------               (Principal
     Deborah L. Duncan                   Financial and
                                         Accounting
                                         Officer)


/s/ Richard A. Mirro                     Principal            March 27, 1996
- --------------------------               Executive
     Richard A. Mirro                    Officer and
                                         Director