Form 10-K
period 1998-12-31
CHASE MORTGAGE FINANCE CORP; CHASE MANHATTAN BANK USA
filed 1999-03-31
CIK 830379, 869090

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                               ____________________

                                     FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998
                           or
         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 33-92950


                       CHASE MORTGAGE FINANCE CORPORATION
       (Issuer in respect of Chase Mortgage Finance Trust Series 1998-S1,
                  1998-S2, 1998-S3, 1998-S4, 1998-AS1, 1998-S6
                         1998-AS2, 1998-S7 and 1998-S8)
                              (the "Certificates")
                             ----------------------
             (Exact name of Registrant as specified in its charter)



          Delaware                                         52-1495132
 --------------------------------------------     ------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation)                                   Identification No.

          343 Thornall Street
          Edison, New Jersey                               10043
 --------------------------------------------     ------------------------------
 Address of principal executive                           (Zip Code)
 offices)

Registrant's telephone number, including area code:  (732) 205-0600

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: X No: ____

     Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shallbe computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). NOT APPLICABLE.

     This Annual Report is filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts and, in particular, the letter dated
May 24, 1988 issued to Chemical Mortgage Securities, Inc. (currently known as Chase Funding, Inc.) an affiliate of the registrant (the "Exemption Orders"). Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

     The Certificates for each Series represent the entire beneficial ownership interest in a trust fund (for each Series a "Trust Fund") consisting, among other things, of a segregated pool of one- to four-family first-lien mortgage loans (the "Mortgage Loans").


PART I

Item 1.           Business.

                  Omitted.

Item 2.           Properties.

                  Information regarding the mortgaged properties is included in the Annual Statement of Compliance filed under Item 8 and
                  Item 14 hereof.

Item 3.           Legal Proceedings.

                  The registrant knows of no material pending legal proceedings with respect to each Trust Fund, involving the registrant, Trust Fund, Citibank N.A. (the "Trustee") and Chase Manhattan Mortgage Corporation (the applicable "Servicer"), and in the case of Series 1998-S7, PNC Mortgage Securities Corp. as Servicer, other than ordinary routine litigation incidental to duties of the registrant, Trustee or the Servicer under the applicable pooling and servicing agreement for the respective Series.


Item 4.           Submission of Matters to a Vote of Security Holders.

                  No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.

                   (a)     1.       There is no established public market for
                           the  Certificates of any Series.

                           2. As of December 31, 1998, the following Series had the listed number of holders of record:

                                   Series           Number of Holders of Record

                                   Series 1998-S1       16
                                   Series 1998-S2       23
                                   Series 1998-S3       14
                                   Series 1998-S4       24
                                   Series 1998-AS1      23
                                   Series 1998-S6       27
                                   Series 1998-AS2      15
                                   Series 1998-S7       35
                                   Series 1998-S8       15


                  (b) To the knowledge of the registrant, there are no reported high and low bid quotations for any of the Certificates for any Series.

Item 6.           Selected Financial Data.

                  Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Year 2000 Compliance

     Year 2000 efforts for Chase Manhattan Mortgage Corporation ("CMMC") are being coordinated, managed and monitored as part of the Year 2000 efforts of The Chase Manhattan Corporation (the "Corporation") by the Corporation's Year 2000 Enterprise Program Office (the "Program Office"). The Program Office reports directly to the Executive Committee of the Corporation and is responsible for the Corporation's Year 2000 remediation efforts, on a global basis, both technical and business-related. In addition, a Year 2000 Core Team (the "Core Team"), consisting of senior managers from internal audit, technology risk and control, financial management and control, the technology infrastructure division, legal and the Program Office, provides independent oversight of the process. The Core Team, which also reports directly to the Corporation's Executive Committee, is charged with identifying key risks and ensuring necessary management attention for timely resolution of project issues.

     The Corporation's Year 2000 Program continues to evolve. On January 1, 1999, the Corporation established a Year 2000 Business Risk Council, comprised of approximately 20 senior business leaders -- line managers, risk managers, and representatives of key staff functions -- to identify potential Year 2000 business risks, coordinate planning and readiness efforts, refine contingency plans for Year 2000, and establish a Year 2000 command center structure and rapid response teams.

     The Corporation's Year 2000 Program is tracked against well-defined milestones. The Corporation completed its inventory and assessment phases on schedule on September 30, 1997, identifying affected hardware and software, prioritizing tasks and establishing implementation plans. As of December 31, 1998, substantially all of the applications related to the mortgage loan operations of CMMC had been remediated.

     In addition, each of CMMC's third party service providers has been contacted to determine its Year 2000 readiness and establish a testing schedule. In many cases testing has begun and testing with all such third party service providers is scheduled throughout 1999. The Corporation also expects to continue to participate in tests organized by major industry and governmental infrastructure organizations as they are scheduled during the remainder of 1999.

     At September 30, 1998, the Corporation's estimate for Year 2000 remediation costs for 1997 - 1999 was approximately $363 million. None of these costs will be borne by the Trust.

     In its normal course of business, the Corporation manages many types of risk. The Corporation recognizes that the risks presented by Year 2000 are unique given the pervasive nature of the problem and the higher likelihood that Year 2000 risk may present itself in multiple, simultaneous impacts. Because of this, the Corporation has adjusted and will continue to adjust its risk management processes and contingency plans to take the most probable anticipated effects into account. In this regard, the Corporation has begun its event planning for the Year 2000 with the goal of preventing or mitigating potential disruptions. The Corporation's Year 2000 events planning includes creation of command centers; performance of dress rehearsals and simulation modeling for various possible business and operation risks; establishment of special rapid response technology teams; scheduling of availability of key personnel; additional training and testing activities; and the establishment of rapid decision processes.

     The Corporation's expectations for completion of its Year 2000 remediation and testing efforts, the anticipated costs to complete the project and the anticipated business, operational and financial risks to the Corporation, CMMC and the Trust are subject to a number of uncertainties.
In particular, a large number of similar failures by account obligors, banks and other financial institutions or other participants in the national payments systems could also adversely affect the time of collections on the Mortgage Loans.

Item 8.           Financial Statements and Supplementary Data.

                  In accordance with the Exemption Orders, the Annual Statement of Compliance and the Annual Independent Accountant's Servicing Reports for the Certificates for each Series are included herein as Exhibits
99.1 and 99.2, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

  PART III


Item 10. Directors and Executive Officers of the Registrant.

                  Omitted.

Item 11. Executive Compensation.

                  Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  As of December 31, 1998, there were the following holders of record with more than 5% of each class of Series 1998-S1:

Title of Class   Name and Address of          Original Certificate  % Class
                 Holders of Record             Principal Balance

Class A-1        Cede & Co.                      $156,000,000         100%
                 55 Water Street
                 New York, NY 10005
Class A-2        Cede & Co.                      $100,000,000         100%
                 55 Water Street
                 New York, NY 10005
Class A-3        Cede & Co.                      $50,000,000          100%
                 55 Water Street
                 New York, NY 10005
Class A-4        Cede & Co.                      $22,100,000          100%
                 55 Water Street
                 New York, NY 10005
Class A-5        Cede & Co.                      $14,058,95           100%
                 55 Water Street
                 New York, NY 10005
Class A-6        Cede & Co.                      $4,686,325           100%
                 55 Water Street
                 New York, NY 10005
Class A-7        Cede & Co.                      $40,500,000          100%
                 55 Water Street
                 New York, NY 10005
Class A-P        Cede & Co.                      $451,538             100%
                 55 Water Street
                 New York, NY 10005
Class A-R        TFinn & Co.                     $100                 100%
                 c/o Chemical Bank
                 P.O. Box 50000
                 Newark, NJ 07101-8006
Class M          Heisen & Co.                    $8,707,712           100%
                 c/o The Chase Manhattan Bank
                 Dept. #3492
                 P.O. Box 50000
                 Newark, NJ 07101-8006
Class B-1        Bear Stearns Securities Corp.   $3,442,584           100%
                 Dept. C
                 P.O. Box 596
                 Bowling Green Station
                 New York, NY 10274
Class B-2        Bear Stearns Securities Corp.   $1,822,544           100%
                 Dept. C
                 P.O. Box 596
                 Bowling Green Station
                 New York, NY 10274

                  As of December 31, 1998, there were the following holders of record with more than 5% of each class of Series 1998-S2:

Title of Class   Name and Address of         Original Certificate     % Class
                 Holders of Record           Principal Balance

Class A-1        Cede & Co.                  $70,900,000              100%
                 55 Water Street
                 New York, NY 10005
Class A-2        Cede & Co.                  $42,347,000              100%
                 55 Water Street
                 New York, NY 10005
Class A-3        Cede & Co.                  $59,497,000              100%
                 55 Water Street
                 New York, NY 10005
Class A-4        Cede & Co.                  $0                       100%
                 55 Water Street
                 New York, NY 10005
Class A-5        Cede & Co.                  $46,400,000              100%
                 55 Water Street
                 New York, NY 10005
Class A-6        Cede & Co.                  $35,700,000              100%
                 55 Water Street
                 New York, NY 10005
Class A-7        Cede & Co.                  $7,000,000               100%
                 55 Water Street
                 New York, NY 10005
Class A-8        Cede & Co.                  $500,000                 100%
                 55 Water Street
                 New York, NY 10005
Class A-9        Cede & Co.                  $127,600,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-10       Cede & Co.                  $15,600,000              100%
                 55 Water Street
                 New York, NY 10005
Class A-11       Cede & Co.                  $7,599,000               100%
                 55 Water Street
                 New York, NY 10005
Class A-12       Cede & Co.                  $985,000                 100%
                 55 Water Street
                 New York, NY 10005
Class A-13       Cede & Co.                  $8,937,320               100%
                 55 Water Street
                 New York, NY 10005
Class A-14       Cede & Co.                  $84,278,300              100%
                 55 Water Street
                 New York, NY 10005
Class A-P        Cede & Co.                  $237,974                 100%
                 55 Water Street
                 New York, NY 10005
Class A-R        TFinn & Co.                 $100                     100%
                 c/o Chemical Bank
                 P.O. Box 50000
                 Newark, NJ 07101-8006
Class M          Bost and Co.                $11,396,000              100%
                 c/o Mellon Bank
                 P.O. Box 3195
                 Pittsburgh, PA 15230-3195

Class B-1        Bost and Co.                 $4,505,000              100%
                 c/o Mellon Bank
                 P.O. Box 3195
                 Pittsburgh, PA 15230-3195
Class B-2        TFinn & Co.                  $2,385,000              100%
                 c/o Chemical Bank
                 P.O. Box 50000
                 Newark, NJ 07101-8006

                  As of December 31, 1998, there were the following holders of record with more than 5% of each class of Series 1998-S3:

Title of Class   Name and Address of               Original Certificate  % Class
                 Holders of Record                 Principal Balance

Class A-1        Cede & Co.                        $61,642,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-2        Cede & Co.                        $7,000,000              100%
                 55 Water Street
                 New York, NY 10005
Class A-3        Cede & Co.                        $94,261,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-4        Cede & Co.                        $11,300,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-5        Cede & Co.                        $44,896,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-P        Cede & Co.                        $555,754                100%
                 55 Water Street
                 New York, NY 10005
Class A-R        Chase Securities Inc.             $100                    100%
                 270 Park Avenue
                 New York, NY 10017-2070
Class M          Bigline & Co.                     $2,475,575              100%
                 c/o State Street Bank & Trust Co.
                 P.O. Box 5756
                 Boston, MA 02206
Class B-1        Bost and Co.                      $787,683                100%
                 c/o Mellon Bank
                 P.O. Box 3195
                 Pittsburgh, PA 15230-3195
Class B-2        Bost and Co.                      $675,156                100%
                 c/o Mellon Bank
                 P.O. Box 3195
                 Pittsburgh, PA 15230-3195

                  As of December 31, 1998, there were the following holders of record with more than 5% of each class of Series 1998-S4:

Title of Class   Name and Address of           Original Certificate    % Class
                 Holders of Record             Principal Balance

Class A-1        Cede & Co.                    $25,000,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-2        Cede & Co.                    $25,850,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-3        Cede & Co.                    $66,951,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-4        Cede & Co.                    $61,548,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-5        Cede & Co.                    0                       100%
                 55 Water Street
                 New York, NY 10005
Class A-6        Cede & Co.                    $8,590.000              100%
                 55 Water Street
                 New York, NY 10005
Class A-7        Cede & Co.                    $79,810,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-8        Cede & Co.                    $15,000,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-9        Cede & Co.                    $46,000,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-10       Cede & Co.                    $40,000,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-11       Cede & Co.                    $40,000,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-12       Cede & Co.                    $19,409,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-13       Cede & Co.                    $1,350,000              100%
                 55 Water Street
                 New York, NY 10005
Class A-14       Cede & Co.                    $9,265,280              100%
                 55 Water Street
                 New York, NY 10005
Class A-15       Cede & Co.                    $87,450,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-P        Cede & Co.                    $403,517                100%
                 55 Water Street
                 New York, NY 10005
Class A-R        TFinn & Co.                   $100                    100%
                 c/o Chemical Bank
                 P.O. Box 50000
                 Newark, NJ 07101
Class M          TFinn & Co.                   $11,825,000             100%
                 c/o Chemical Bank
                 P.O. Box 50000
                 Newark, NJ 07101
Class B-1        TFinn & Co.                   $4,675,000              100%
                 c/o Chemical Bank
                 P.O. Box 50000
                 Newark, NJ 07101
Class B-2        Bear Stearns Securities Corp. $2,475,000              100%
                 Dept. C
                 P.O. Box 596
                 Bowling Green Station
                 New York, NY 10274

                  As of December 31, 1998, there were the following holders of record with more than 5% of each class of Series 1998-AS1:

Title of Class   Name and Address on          Original Certificate      % Class
                 Holders of Record             Principal Balance

Class IA-1       Cede & Co.                       $40,980,752            100%
                 55 Water Street
                 New York, NY 10005
Class IA-2       Cede & Co.                       $14,725,947            100%
                 55 Water Street
                 New York, NY 10005
Class IA-3       Cede & Co.                       $16,250,000            100%
                 55 Water Street
                 New York, NY 10005
Class IA-4       Cede & Co.                       $12,240,000            100%
                 55 Water Street
                 New York, NY 10005
Class IA-5       Cede & Co.                       $16,100,000            100%
                 55 Water Street
                 New York, NY 10005
Class IA-6       Cede & Co.                        $9,034,036            100%
                 55 Water Street
                 New York, NY 10005

Class IA-7       Cede & Co.                       $10,000,000            100%
                 55 Water Street
                 New York, NY 10005
Class IA-8       Cede & Co.                       $5,599.985             100%
                 55 Water Street
                 New York, NY 10005
Class IA-9       Cede & Co.                       $25,993,201            100%
                 55 Water Street
                 New York, NY 10005
Class IA-X       Cede & Co.                       $0                     100%
                 55 Water Street
                 New York, NY 10005
Class IIA-1      Cede & Co.                       $12,262,215            100%
                 55 Water Street
                 New York, NY 10005
Class IIA-X      Cede & Co.                       $0                     100%
                 55 Water Street
                 New York, NY 10005
Class A-P        Cede & Co.                       $3,123                 100%
                 55 Water Street
                 New York, NY 10005
Class A-R        ITW Residuals II Inc.            $100                   100%
                 1600 West Lake Avenue
                 Glenview, IL 0025
Class M          Hare & Co.                       $5,512,562             100%
                 c/o The Bank of New York
                 P.O. Box 11203
                 New York, NY 10286
Class B-1        Pondfront & Co.                  $700,000               27.58%
                 c/o State Street Bank & Trust Co.
                 P.O. Box 5756
                 Boston, MA 02206
                 Credit Suisse/First Boston       $1,237,528             48.76%
                 5 World Trade Center, 7 Fl.
                 New York, NY 10048
                 MAC & Co.                        $600,000               23.64%
                 P.O. Box 3195
                 Attn: MBS Income Unit
                 Pittsburgh, PA 15230-315
Class B-2        Credit Suisse/First Boston       $1,662,518             100%
                 5 World Trade Center
                 New York, NY 10048

                 As of December 31, 1998, there were the following holders of record with more than 5% of each class of Series 1998-S6:

Title of Class    Name and Address on          Original Certificate    % Class
                  Holders of Record             Principal Balance

Class A-1        Cede & Co.                        $76,508,000            100%
                 55 Water Street
                 New York, NY 10005
Class A-2        Cede & Co.                        $75,000,000            100%
                 55 Water Street
                 New York, NY 10005
Class A-3        Cede & Co.                        $155,000,000           100%
                 55 Water Street
                 New York, NY 10005
Class A-4        Cede & Co.                        $150,000,000           100%
                 55 Water Street
                 New York, NY 10005
Class A-5        Cede & Co.                        $12,605,000            100%
                 55 Water Street
                 New York, NY 10005
Class A-6        Cede & Co.                        $7,242,000             100%
                 55 Water Street
                 New York, NY 10005
Class A-7        Cede & Co.                        $17,342,112            100%
                 55 Water Street
                 New York, NY 10005
Class A-8        Cede & Co.                        $7,018,888             100%
                 55 Water Street
                 New York, NY 10005
Class A-9        Cede & Co.                        $0                     100%
                 55 Water Street
                 New York, NY 10005
Class A-10       Cede & Co.                        $12,836,000            100%
                 55 Water Street
                 New York, NY 10005
Class A-11       Cede & Co.                        $17,127,529            100%
                 55 Water Street
                 New York, NY 10005
Class A-12       Cede & Co.                        $4,440,471             100%
                 55 Water Street
                 New York, NY 10005
Class A-13       Cede & Co.                        $5,736.656             100%
                 55 Water Street
                 New York, NY 10005
Class A-14       Cede & Co.                        $1,062,344             100%
                 55 Water Street
                 New York, NY 10005
Class A-15       Cede & Co.                        $26,373,750            100%
                 55 Water Street
                 New York, NY 10005
Class A-16       Cede & Co.                        $8,791,250             100%
                 55 Water Street
                 New York, NY 10005
Class A-17       Cede & Co.                        $67,500,000            100%
                 55 Water Street
                 New York, NY 10005
Class A-P        Cede & Co.                        $1,786,904             100%
                 55 Water Street
                 New York, NY 10005
Class A-R        Cede & Co.                        $100                   100%
                 55 Water Street
                 New York, NY 10005
Class M          Sigler & Co. Inc.                $14,513,400            100%
                 c/o The Chase Manhattan Bank
                 Dept. #3492
                 P.O. Box 50000
                 Newark, NJ 07101-8006
Class B-1        Paine Webber Inc.                 $3,737,800             65.14%
                 1000 Harbor Blvd.
                 Weehawken, NJ 07087
                 Hare & Co.                        $2,000,000             34.86%
                 c/o The Bank of New York
                 P.O. Box 11203
                 New York, NY 10286
Class B-2        Bost and Co.                      $3,037,700              100%
                 c/o Mellon Bank
                 P.O. Box 3195
                 Pittsburgh, PA 15230-3195

                  As of December 31, 1998, there were the following holders of record with more than 5% of each class of Series 1998-AS2:

Title of Class   Name and Address on            Original Certificate   % Class
                 Holders of Record              Principal Balance

Class IA-1       Cede & Co.                     $22,617,491              100%
                 55 Water Street
                 New York, NY 10005
Class IIA-1      Cede & Co.                     $158,553,358             100%
                 55 Water Street
                 New York, NY 10005
Class IIA-2      Cede & Co.                     $5,872,347               100%
                 55 Water Street
                 New York, NY 10005
Class IIIA-1     Cede & Co.                     $55,404,303              100%
                 55 Water Street
                 New York, NY 10005
Class IIIA-2     Cede & Co.                     $1,000,000               100%
                 55 Water Street
                 New York, NY 10005
Class IIIA-3     Cede & Co.                     $6,250,000               100%
                 55 Water Street
                 New York, NY 10005
Class A-P        Cede & Co.                     $$64,974                 100%
                 55 Water Street
                 New York, NY 10005
Class A-R        ITW Residuals II Inc.          $100                     100%
                 3600 West Lake Avenue
                 Glenview, IL 60025
Class M          Hare & Co.                     $6,625,002               100%
                 c/o The Bank of New York
                 P.O. Box 11203
                 New York, NY 10286
Class B-1        Credit Suisse/First Boston     $3,577,5012              100%
                 5 World Trade Center, 7 Fl.
                 New York, NY 10048
Class B-2        Credit Suisse/First Boston     $2,120,001               100%
                 5 World Trade Center, 7 Fl.
                 New York, NY 10048

                  As of December 31, 1998, there were the following holders of record with more than 5% of each class of Series 1998-S7:

Title of Class   Name and Address on           Original Certificate     % Class
                 Holders of Record             Principal Balance

Class IA-1       Cede & Co.                    $199,844,084             100%
                 55 Water Street
                 New York, NY 10005
Class IA-2       Cede & Co.                    $96,827,043              100%
                 55 Water Street
                 New York, NY 10005
Class IA-3       Cede & Co.                    $12,756,054              100%
                 55 Water Street
                 New York, NY 10005
Class IA-4       Cede & Co.                    $38,270,162              100%
                 55 Water Street
                 New York, NY 10005
Class IA-5       Cede & Co.                    $5,677,336               100%
                 55 Water Street
                 New York, NY 10005
Class IA-6       Cede & Co.                    $1,169,260               100%
                 55 Water Street
                 New York, NY 10005
Class IA-7       Cede & Co.                    $1,549,232               100%
                 55 Water Street               (notional amount)
                 New York, NY 10005
Class IA-8       Cede & Co.                    $3,242,599               100%
                 55 Water Street
                 New York, NY 10005
Class IA-9       Cede & Co.                    $1,145,715               100%
                 55 Water Street
                 New York, NY 10005
Class IA-10      Cede & Co.                    $1,000,000               100%
                 55 Water Street
                 New York, NY 10005
Class IA-11      Cede & Co.                    $5,000,000               100%
                 55 Water Street
                 New York, NY 10005
Class IA-12      Cede & Co.                    $2,000,000               100%
                 55 Water Street
                 New York, NY 10005
Class IA-13      Cede & Co.                    $940,000                 100%
                 55 Water Street
                 New York, NY 10005
Class IA-14      Cede & Co.                    $3,000,000               100%
                 55 Water Street
                 New York, NY 10005
Class IA-15      Cede & Co.                    $1,000,000               100%
                 55 Water Street
                 New York, NY 10005
Class IA-16      Cede & Co.                    $2,256,015               100%
                 55 Water Street
                 New York, NY 10005
Class IA-17      Cede & Co.                    $584,894                 100%
                 55 Water Street
                 New York, NY 10005
Class IA-18      Cede & Co.                    $568,182                 100%
                 55 Water Street
                 New York, NY 10005
Class IA-19      Cede & Co.                    $2,840,909               100%
                 55 Water Street
                 New York, NY 10005
Class IA-20      Cede & Co.                    $530,000                 100%
                 55 Water Street
                 New York, NY 10005
Class IA-21      Cede & Co.                    $530,000                 100$
                 55 Water Street
                 New York, NY 10005
Class IA-22      Cede & Co.                    $1,175,000               100%
                 55 Water Street
                 New York, NY 10005
Class IA-23      Cede & Co.                    $1,175,000               100%
                 55 Water Street
                 New York, NY 10005
Class IA-24      Cede & Co.                    $1,169,261               100%
                 55 Water Street
                 New York, NY 10005
Class IA-X       Cede & Co.                    $18,669,784              100%
                 55 Water Street               (notional amount)
                 New York, NY 10005
Class IIA-1      Cede & Co.                    $57,566,233              100%
                 55 Water Street
                 New York, NY 10005
Class IIA-X      Cede & Co.                    $3,265,742               100%
                 55 Water Street               (notional amount)
                 New York, NY 10005
Class A-R        DLJ Mortgage Capital Inc.     $100                     100%
                 140 Broadway
                 New York, NY 10005
Class M          DLJ Mortgage Capital Inc.     $9,885,909               100%
                 140 Broadway
                 New York, NY 10005
Class B-1        DLJ Mortgage Capital Inc.     $3,908,382               100%
                 140 Broadway
                 New York, NY 10005
Class B-2        DLJ Mortgage Capital Inc.     $2,069,143               100%
                 140 Broadway
                 New York, NY 10005

                  As of December 31, 1998, there were the following holders of record with more than 5% of each class of Series 1998-S8:

Title of Class   Name and Address on        Original Certificate       % Class
                 Holders of Record          Principal Balance

Class A-1        Cede & Co.                 $42,422,000                  100%
                 55 Water Street
                 New York, NY 10005
Class A-2        Cede & Co.                 $123,178,000                 100%
                 55 Water Street
                 New York, NY 10005
Class A-3        Cede & Co.                 $122,000,000                 100%
                 55 Water Street
                 New York, NY 10005
Class A-4        Cede & Co.                 $51,679,300                  100%
                 55 Water Street
                 New York, NY 10005
Class A-5        Cede & Co.                 $31,122,000                  100%
                 55 Water Street
                 New York, NY 10005
Class A-6        Cede & Co.                 $8,60,000                    100%
                 55 Water Street
                 New York, NY 10005
Class A-7        Cede & Co.                 $4,000,000                   100%
                 55 Water Street
                 New York, NY 10005
Class A-R        TFinn & Co.                $100                         100%
                 c/o Chemical Bank
                 P.O. Box 50000
                 Newark, NJ 07101
Class M          TFinn & Co.                $8,600,000                   100%
                 c/o Chemical Bank
                 P.O. Box 50000
                 Newark, NJ 07101
Class B-1        TFinn & Co.                $3,600,000                   100%
                 c/o Chemical Bank
                 P.O. Box 50000
                 Newark, NJ 07101
Class B-2        TFinn & Co.                $1,600,000                   100%
                 c/o Chemical Bank
                 P.O. Box 50000
                 Newark, NJ 07101


Item 13. Certain Relationships and Related Transactions.

                  Omitted.


         PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

                  (a) The following documents are filed as part of this Annual report on form 10-K:

                     99.1  Report  prepared  by  Servicer's   certified
                           independent accountant's concerning the Servicer's activities for the year ended December 31, 1998.


                     99.2
                          (i) Servicer's Annual Statement of Compliance for Series 1998-S1
                          (ii) Servicer's Annual Statement of Compliance for Series 1998-S2
                          (iii) Servicer's Annual Statement of Compliance for Series 1998-S3
                          (iv) Servicer's Annual Statement of Compliance for Series 1998-S4
                          (v) Servicer's Annual Statement of Compliance for Series 1998-AS1
                          (vi) Servicer's Annual Statement of Compliance for Series 1998-S6
                          (vii) Servicer's Annual Statement of Compliance for Series 1998-AS2
                          (viii) Servicer's Annual Statement of Compliance for Series 1998-S7
                          (ix) Servicer's Annual Statement of Compliance for Series 1998-S8

                  (b) Reports on Form 8-K during the last quarter of the prior calendar year.

                       (i) Reports on Form 8-K dated as of September 25, 1998, October 25, 1998 and November 25, 1998 in response to Item 5 (other events) of Form 8-K were filed with respect to information contained in Distribution Date Statement for each Series (to the extent such Series had a distribution in the related month) delivered for the Distribution Date occurring in September, October and November, 1998, respectively.

                       (ii) Reports on Form 8-K were filed during the last quarter of the prior calendar year for the following series:

                           (A)     Series 1998 S-6
                                   October 5, 1998 in response to Item 2
                                   (disposition of assets)
                           (B)     Series 1998-AS2
                                   October 7, 1998 in response to Item 2
                                   (disposition of assets)
                           (C)     Series 1998-7
                                   November 24, 1998 in response to Item 5
                                  (computational materials)
                                   November 24, 1998 in response to Item 5
                                  (opinion of Morgan, Lewis & Bockius)
                                   December 9, 1998 in response to Item 2
                                  (disposition of assets)
                           (D)     Series 1998-S8
                                   December 21, 1998 in response to Item 5
                                  (computational materials)
                                   December 23, 1998 in response to Item 5
                                  (opinion of Morgan, Lewis & Bockius)

                  (c), (d) Omitted.


    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               CHASE MORTGAGE FINANCE CORPORATION      (Registrant)


               By: /s/Luke S. Hayden
               Name: Luke S. Hayden
               Title: Chief Executive Officer



Date:             March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 30, 1999          By:      /s/ Luke S. Hayden
                                 Name:        Luke S. Hayden
                                 Title:       (Chairman)
                                               Chief Executive Officer


Date:    March 30, 1999          By:      /s/ Paul Mullings
                                 Name:        Paul Mullings
                                 Title:       (Director)
                                               President and Chief
                                               Operating Officer


Date:    March 30, 1999          By:      /s/ Michael D. Katz
                                 Name:        Michael D. Katz
                                 Title:       Director


Date:    March 30, 1999          By:      /s/ Catherine Eckert
                                 Name:        Catherine Eckert
                                 Title:       Director


Date:    March 30, 1999          By:    /s/   Stephen Fortunato
                                 Name:        Stephen Fortunato
                                 Title:       Treasurer
                                             (Chief Financial Officer)



SUPPLEMENTAL  INFORMATION  TO BE  FURNISHED  WITH  REPORTS  FILED  PURSUANT  TO
SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                         INDEX TO EXHIBITS

                  99.1  Report  prepared  by  Servicer's   certified
                        independent accountant's concerning the Servicer's activities for the year ended December 31, 1998.

                  99.2  Servicer's Annual Statement of Compliance

                                                                Exhibit 99.1

PricewaterhouseCoopers

______________________________________________________________________________
                      Report of Independent Accountants

                                                     PricewaterhouseCoopers LLP
                                                     650 Third Avenue South
                                                     Park Building
                                                     Suite 1300
                                                     Minneapolis, MN 55402-4333
                                                     Telephone (612) 596-6000
                                                     Facsimile  (612) 373-7160
To the Board of Directors and Stockholder of Chase Manhattan Mortgage corporation:


We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 1998 included in the accompanying management assertion (see Exhibit I). The Company performs loan subservicing functions for the residential loan servicing portfolio of Chemical Mortgage Company. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31,1998 is fairly stated, in all material respects.


PricewaterhouseCoopers LLP

                                                           [GRAPHIC OMITTED]


Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus OH  43219

                                                                    Exhibit I


                     Management's Assertion Concerning Compliance
                        with USAP Minimum Servicing Standards


March 5, 1999

As of and for the year ended December 31, 1998, Chase Manhattan Mortgage Corporation ("CMMC') and Chase Mortgage Company ("CMC") and their subsidiaries (collectively, the "Group") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As noted in our assertion dated March 26, 1998, certain CMMC's custodial accounts and related bank clearing accounts were not being consistently reconciled within 45 days. In addition, a significant number and dollar amount of reconciling items documented on the reconciliations were not being resolved within 90 days after identification. These instances of noncompliance have been remedied and procedural and operational enhancements have been implemented during 1998 and reconciliations since this time have been completed within the 45 day minimum standard with reconciling items being resolved within 90 days of identification.

As of and for this same period, the Group had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.





 /s/ Thomas Jacobs
     Thomas Jacob
     Chief Executive Officer





 /s/ Patrick Coon
     Patrick Coon
     Executive Vice President of Servicing

Chase Manhattan Mortgage Corporation
March 5, 1999
Page 2

 /s/ Glenn Mouridy
     Glenn Mouridy
     Executive Vice President and Chief Financial Officer



 /s/ Lucy Gambino
     Lucy Gambino
     Vice President of Risk Management

                                                                Exhibit 99.2(i)

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD / Text Telephone


                              OFFICER'S CERTIFICATE
                      CHASE MANHATTAN MORTGAGE CORPORATION
                     MORTGAGE PASS THROUGH CERTIFICATE 1998-S1


Pursuant to Section 5.25 of the Pooling and Servicing Agreement between Chase Mortgage Finance Corporation, Depositor, Chase Manhattan Mortgage Corporation, Servicer and Citibank N.A., Trustee. Chase Manhattan Mortgage Corporation hereby provides the following Officers' Certificate:

(i) A review of the activities of the Master Servicer during the preceding calendar year and of performance under the related Pooling and Servicing Agreement has been made; and

(ii) to the best of such Servicing Officer's knowledge, based on such review, the Servicer has performed and fulfilled its duties, responsibilities and obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer and the nature and status thereof.



/s/    Lucy P. Gambino                               /s/    Susan Christman
Name:  Lucy P. Gambino                               Name:  Susan Christman
Title: Vice President                                Title: Assistant Treasurer



Certified March 12, 1999

                                                               Exhibit 99.2(ii)

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD / Text Telephone


                              OFFICER'S CERTIFICATE
                      CHASE MANHATTAN MORTGAGE CORPORATION
                   MORTGAGE PASS THROUGH CERTIFICATE 1998-S2


Pursuant to Section 5.25 of the Pooling and Servicing Agreement between Chase Mortgage Finance Corporation, Depositor, Chase Manhattan Mortgage Corporation, Servicer and Citibank N.A., Trustee. Chase Manhattan Mortgage Corporation hereby provides the following Officers' Certificate:

(i) A review of the activities of the Master Servicer during the preceding calendar year and of performance under the related
Pooling and Servicing Agreement has been made; and

(ii) to the best of such Servicing Officer's knowledge, based on such review, the Servicer has performed and fulfilled its duties, responsibilities and obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer and the nature and status thereof.



   /s/ Lucy P. Gambino                                  /s/ Susan Christman
Name:  Lucy P. Gambino                             Name:  Susan Christman
Title: Vice President                              Title: Assistant Treasurer



Certified March 12, 1999

                                                              Exhibit 99.2(iii)

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD / Text Telephone


                            OFFICER'S CERTIFICATE
                    CHASE MANHATTAN MORTGAGE CORPORATION
                 MORTGAGE PASS THROUGH CERTIFICATE 1998-S3


Pursuant to Section 5.25 of the Pooling and Servicing Agreement between Chase Mortgage Finance Corporation, Depositor, Chase Manhattan Mortgage Corporation, Servicer and Citibank N.A., Trustee. Chase Manhattan Mortgage Corporation hereby provides the following Officers' Certificate:

(i) A review of the activities of the Master Servicer during the preceding calendar year and of performance under the related Pooling and Servicing Agreement has been made; and

(ii) to the best of such Servicing Officer's knowledge, based on such review, the Servicer has performed and fulfilled its duties, responsibilities and obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer and the nature and status thereof.



 /s/  Lucy P. Gambino                               /s/   Susan Christman
Name:  Lucy P. Gambino                              Name:  Susan Christman
Title: Vice President                               Title: Assistant Treasurer



Certified March 12, 1999

                                                                Exhibit 99.2(iv)

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD / Text Telephone


                                OFFICER'S CERTIFICATE
                        CHASE MANHATTAN MORTGAGE CORPORATION
                     MORTGAGE PASS THROUGH CERTIFICATE 1998-S4


Pursuant to Section 5.25 of the Pooling and Servicing Agreement between Chase Mortgage Finance Corporation, Depositor, Chase Manhattan Mortgage Corporation, Servicer and Citibank N.A., Trustee. Chase Manhattan Mortgage Corporation hereby provides the following Officers' Certificate:

(i) A review of the activities of the Master Servicer during the preceding calendar year and of performance under the related Pooling and Servicing Agreement has been made; and

(ii) to the best of such Servicing Officer's knowledge, based on such review, the Servicer has performed and fulfilled its duties, responsibilities and obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer and the nature and status thereof.



/s/  Lucy P. Gambino                                 /s/   Susan Christman
Name:  Lucy P. Gambino                              Name:  Susan Christman
Title: Vice President                               Title: Assistant Treasurer



Certified March 12, 1999

                                                                 Exhibit 99.2(v)

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD / Text Telephone


                                 OFFICER'S CERTIFICATE
                         CHASE MANHATTAN MORTGAGE CORPORATION
                      MORTGAGE PASS THROUGH CERTIFICATE 1998-AS1


Pursuant  to Section  5.25 of the Pooling and  Servicing  Agreement, dated
July 1, 1998 Chase Mortgage Finance Corporation, Depositor, Chase Manhattan Mortgage Corporation, Servicer and Citibank N.A., Trustee. Chase Manhattan Mortgage Corporation hereby provides the following Officers' Certificate:

(i) A review of the activities of the Master Servicer during the preceding calendar year and of performance under the related Pooling and Servicing Agreement has been made; and

(ii) to the best of such Servicing Officer's knowledge, based on such review, the Servicer has performed and fulfilled its duties, responsibilities and obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer and the nature and status thereof.



/s/  Lucy P. Gambino                                /s/  Susan Christman
Name:  Lucy P. Gambino                              Name:  Susan Christman
Title: Vice President                               Title: Assistant Treasurer



Certified March 12, 1999

                                                               Exhibit 99.2(vi)

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD / Text Telephone


                                 OFFICER'S CERTIFICATE
                         CHASE MANHATTAN MORTGAGE CORPORATION
                      MORTGAGE PASS THROUGH CERTIFICATE 1998-S6


Pursuant to Section 5.25 of the Pooling and Servicing Agreement between Chase Mortgage Finance Corporation, Depositor, Chase Manhattan Mortgage Corporation, Servicer and Citibank N.A., Trustee. Chase Manhattan Mortgage Corporation hereby provides the following Officers' Certificate:

(i) A review of the activities of the Master Servicer during the preceding calendar year and of performance under the related Pooling and Servicing Agreement has been made; and

(ii) to the best of such Servicing Officer's knowledge, based on such review, the Servicer has performed and fulfilled its duties, responsibilities and obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer and the nature and status thereof.



/s/  Lucy P. Gambino                               /s/  Susan Christman
Name:  Lucy P. Gambino                             Name:  Susan Christman
Title: Vice President                              Title: Assistant Treasurer



Certified March 12, 1999

                                                              Exhibit 99.2(vii)

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD / Text Telephone


                               OFFICER'S CERTIFICATE
                       CHASE MANHATTAN MORTGAGE CORPORATION
                    MORTGAGE PASS THROUGH CERTIFICATE 1998-AS2


Pursuant to Section 5.25 of the Pooling and Servicing Agreement Chase Manhattan Mortgage Corporation hereby provides the following Officers'
Certificate:

(i) A review of the activities of the Master Servicer during the preceding calendar year and of performance under the related Pooling and Servicing Agreement has been made; and

(ii) to the best of such Servicing Officer's knowledge, based on such review, the Servicer has performed and fulfilled its duties, responsibilities and obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer and the nature and status thereof.



/s/  Lucy P. Gambino                                 /s/   Susan Christman
Name:  Lucy P. Gambino                               Name:  Susan Christman
Title: Vice President                                Title: Assistant Treasurer



Certified March 12, 1999

                                                              Exhibit 99.2(viii)

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD / Text Telephone


                            OFFICER'S CERTIFICATE
                     CHASE MANHATTAN MORTGAGE CORPORATION
                  MORTGAGE PASS THROUGH CERTIFICATE 1998-S7


Pursuant to Section 5.25 of the Pooling and Servicing Agreement between Chase Mortgage Finance Corporation, Depositor, Chase Manhattan Mortgage Corporation, Servicer and Citibank N.A., Trustee. Chase Manhattan Mortgage Corporation hereby provides the following Officers' Certificate:

(i) A review of the activities of the Master Servicer during the preceding calendar year and of performance under the related Pooling and Servicing Agreement has been made; and

(ii) to the best of such Servicing Officer's knowledge, based on such review, the Servicer has performed and fulfilled its duties, responsibilities and obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer and the nature and status thereof.



/s/  Lucy P. Gambino                                /s/  Susan Christman
Name:  Lucy P. Gambino                             Name:  Susan Christman
Title: Vice President                              Title: Assistant Treasurer



Certified March 12, 1999

                                                                Exhibit 99.2(x)

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD / Text Telephone


                                OFFICER'S CERTIFICATE
                        CHASE MANHATTAN MORTGAGE CORPORATION
                     MORTGAGE PASS THROUGH CERTIFICATE 1998-S8


Pursuant to Section 5.25 of the Pooling and Servicing Agreement between Chase Mortgage Finance Corporation, Depositor, Chase Manhattan Mortgage Corporation, Servicer and Citibank N.A., Trustee. Chase Manhattan Mortgage Corporation hereby provides the following Officers' Certificate:

(i) A review of the activities of the Master Servicer during the preceding calendar year and of performance under the related Pooling and Servicing Agreement has been made; and

(ii) to the best of such Servicing Officer's knowledge, based on such review, the Servicer has performed and fulfilled its duties, responsibilities and obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer and the nature and status thereof.


/s/  Lucy P. Gambino                               /s/   Susan Christman
Name:  Lucy P. Gambino                             Name:  Susan Christman
Title: Vice President                              Title: Assistant Treasurer



Certified March 12, 1999