Form 10-K
period 1999-12-31
CHASE MORTGAGE FINANCE CORP
filed 2000-03-29
CIK 830379

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999
                           or
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-56081
                 -----------------------------------------------

                       CHASE MORTGAGE FINANCE CORPORATION
               (Issuer in respect of Chase Mortgage Finance Trust
            Series 1999-AS1, Series 1999-AS2, Series 1999-S1, Series
            1999-S2, Series 1999-S3, Series 1999-S4, Series 1999-S5,
             Series 1999-S6, Series 1999-S7, Series 1999-S8, Series
                            1999-S9, Series 1999-S10,
     Series 1999-S12, Series 1999-S13, Series 1999-S14 and Series 1999-S15 )
                              (the "Certificates")
                             ----------------------
             (Exact name of Registrant as specified in its charter)



                   Delaware                                 52-1495132
          -------------------------------                ------------------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation)                                 Identification No.

             343 Thornall Street
             Edison, New Jersey                                10043
          -------------------------------                ------------------
          (Address of principal executive                    (Zip Code)
          offices)

Registrant's telephone number, including area code:  (732) 205-0600

Securities registered pursuant to Section 12(b) of the Act:   NONE
Securities registered pursuant to Section 12(g) of the Act:   NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: X No: ____
                                              ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE.

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). NOT APPLICABLE.

         This Annual Report on Form 10-K is filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in a "no-action" letter submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts, and, in particular, the letter dated May 24, 1988 issued to Chemical Mortgage Securities, Inc. (currently known as Chase Funding, Inc.) an affiliate of the registrant (the "Exemption Order"). Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

         The Certificates for each Series represent the entire beneficial ownership interest in a trust fund (for each Series a "Trust Fund") consisting, among other things, of a segregated pool of one- to four-family first-lien mortgage loans (the "Mortgage Loans").

                                     PART I

Item 1.           Business.

         Omitted.

Item 2.           Properties.

         Information regarding the mortgaged properties will be included in the Annual Statement of Compliance filed under Item 8 and Item 14 hereof.

Item 3.           Legal Proceedings.

         The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, Trust Fund, Citibank N.A. (the "Trustee") and Chase Manhattan Mortgage Corporation (the applicable "Servicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee or the Servicer under the applicable pooling and servicing agreement for the Series 1999-AS1, Series 1999-AS2, Series 1999-S1, Series 1999-S2, Series 1999-S3, Series 1999-S4, Series 1999-S5, Series 1999-S6, Series 1999-S7, Series 1999-S8, Series 1999-S9, Series 1999-S10, Series
1999-S11, Series 1999-S12, Series 1999-S13, Series 1999-S14 and Series 1999-S15.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of Certificateholders for any Series during the fiscal year covered by this report.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

         (a)      (1)      To the knowledge of the Registrant, there is no
                           established public market for the Certificates of any Series

                  (2) To the knowledge of the Registrant, there are no reported high and low bid quotations for any of the Certificates.

         (b) The records of the Registrant indicate that as of February 16, 2000, the following Series had the following number of holders of record:

                           Series 1999-AS1: 29
                           Series 1999-AS2: 22
                           Series 1999-S1: 164
                           Series 1999-S2: 81
                           Series 1999-S3: 10
                           Series 1999-S4: 71
                           Series 1999-S5: 47
                           Series 1999-S6: 14
                           Series 1999-S7: 13
                           Series 1999-S8: 72
                           Series 1999-S9: 36
                           Series 1999-S10: 69
                           Series 1999-S11: 31
                           Series 1999-S12: 20
                           Series 1999-S13: 16
                           Series 1999-S14: 17
                           Series 1999-S15: 25

Item 6.           Selected Financial Data.

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Omitted.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.           Financial Statements and Supplementary Data.

         In accordance with the Exemption Orders, the Annual Statement of Compliance and the Annual Independent Accountant's Servicing Reports for the Certificates for each Series are included here in as Exhibit 99.1 and 99.2, respectively.

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

         Omitted.

Item 11.          Executive Compensation.

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

         As of February 16, 2000, there were the following holders of record with more than 5% of each class of series:


---------------------------------------------------------------------------------------------------------
Title of Class           Name & Address of Holder of Record              Original Certificate    % Class
                                                                         Principal Balance
---------------------------------------------------------------------------------------------------------
Series 1999-AS1
Class IA-1               Chase Manhattan Bank                                   14,654,703       100.00%
                         4 New York Plaza
                         13th Floor
                         New York, NY 10004

Class IIA-1              Brown Brothers Harriman & Co.                           3,000,000         9.92%
                         63 Wall Street
                         8th Floor
                         New York, NY 10005

                         Fleet National Bank                                     7,000,000        23.14%
                         Fleet Services Corp.
                         2nd Floor NYROTO2B
                         Rochester, NY 14638

                         Investors Bank & Trust Company                         14,000,000        46.28%
                         200 Claredon Street
                         15th Fl Hancock Tower
                         Boston, MA 02116

                         State Street Bank and Trust Co.                         5,000,000        16.53%
                         1776 Heritage Dr.
                         Global Corp. Action Unit JAB 5 NW
                         No. Quincy, MA 02171


Class IIA-2              First Clearing Corporation                              1,121,000        36.30%
                         10700 North Park Drive
                         Glenn Allen, VA 23060

                         Morgan, Keegan & Company, Inc.                            716,000        23.19%
                         50 North Front Street
                         Memphis, TN 38103


                         Stifel, Nicolaus & Company
                         Incorporated                                              899,000        29.11%
                         500 N. Broadway
                         St. Louis, MO 63102

Class IIA-3              Bankers Trust Company
                         c/o BT Services Tennessee Inc.                          1,000,000       100.00%
                         648 Grassmere Park Drive
                         Nashville, TN 37211

Class IIIA-1             Fannie Mae/Investment
                         *Participant Contact Not Found*                        95,342,532       100.00%

Class AP                 Salomon Smith Barney Inc.                                  25,169       100.00%
                         333 West 34th Street
                         New York, NY  10001

Class AR                 NMC Residual Ownership                                        100       100.00%
                         6400 S Fiddler's Green Circle, Suite 1200
                         Englewood, CO  80111

Class B-1                Ell & Co.                                               2,316,000       100.00%
                         P.O. Box 92395
                         Chicago, IL  60675

Class B-2                Ell & Co.                                               1,235,000       100.00%
                         P.O. Box 92395
                         Chicago, IL  60675

Class M                  CUDD & Co.                                              4,786,000       100.00%
                         c/o The Chase Manhattan Bank
                         P.O. Box 35308
                         Newark, NJ  07101-8006

Series 1999-AS2


Class IA-1               American Express Trust
                         180 East 5th Street                                    16,456,000        73.25%
                         Safekeeping
                         St. Paul, MN 55101

                         Bank of New York (The)
                         925 Patterson Plank Rd.                                 6,011,000        26.75%
                         Secaucus, NJ 07094

Class IIA-1              Bank of New York (The)
                         925 Patterson Plank Rd.                                 6,000,000        65.22%
                         Secaucus, NJ 07094



                         Boston Safe Deposit and Trust
                         Company                                                   700,000         7.61%
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA 15259

                         Northern Trust Company (The)
                         801 S. Canal C-In                                       1,500,000        16.30%
                         Chicago, IL 60607

                         U.S. Bank National Association
                         MPFP 1603 Proxy Unit                                    1,000,000        10.87%
                         601 Second Avenue South
                         Minneapolis, MN 55402

Class IIA-2              Northwest Bank Minnesota,
                         National Association                                   77,900,000       100.00%
                         733 Marquette Avenue
                         Minneapolis, MN 55479-0056

Class IIA-3              Bankers Trust Company
                         c/o BT Services Tennessee Inc.                          9,543,000       100.00%
                         648 Grassmere Park Drive
                         Nashville, TN 37211

Class IIA-4              Bank of New York (The)
                         925 Patterson Plank Rd.                                 2,300,000        11.50%
                         Secaucus, NJ 07094

                         Boston Safe Deposit and Trust
                         Company                                                 5,900,000        29.50%
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA 15259

                         Harris Trust & Savings Bank
                         Proxy Operations                                        5,965,000        29.83%
                         11 West Monroe Street LLE
                         Chicago, IL 60603

                         Northern Trust Company (The)
                         801 S. Canal C-In                                       1,635,000         8.18%
                         Chicago, IL 60607

                         PNC Bank, National Association
                         1600 Market Street                                      4,200,000        21.00%
                         29th Floor
                         Philadelphia, OA 19103


Class AP                 LBI-Lehman Government
                         Securities Inc. (LBI)                                      17,185       100.00%
                         101 Hudson Street
                         31st Floor
                         Jersey City, NJ 07302

Class A-R                First Union Bank                                              100       100.00%
                         Two First Union Center, NC-0200
                         Charlotte, NC  28288-0200

Class B-1                TFINN & Co.                                             2,625,000       100.00%
                         c/o Chase Manhattan Bank
                         P.O. Box 35308
                         Newark, NJ  07101-8006

Class B-2                TFINN & Co.                                             1,200,000       100.00%
                         c/o Chase Manhattan Bank
                         P.O. Box 35308
                         Newark, NJ  07101-8006

Class M                  Hare & Co.                                              5,250,000       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ  07195

Series 1999-S1

Class A-1                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                          3,000,000         8.84%
                         648 Grassmere Park Drive
                         Nashville, TN 37211

                         Chase Manhattan Bank
                         4 New York Plaza                                        9,000,000        26.53%
                         13th Floor
                         New York, NY 10004

                         National City Bank
                         1900 East 9th Street                                    2,000,000         5.90%
                         Cleveland, OH 44114

                         Northwest Bank Minnesota,
                         National Association                                    4,500,000        13.27%
                         733 Marquette Avenue
                         Minneapolis, MN 55479-0056

                         Northern Trust Company (The)
                         801 S. Canal C-In                                       4,000,000        11.80%
                         Chicago, IL 60607

                         PNC Bank, National Association
                         1600 Market Street                                      6,000,000        17.69%
                         29th Floor
                         Philadelphia, OA 19103



                         State Street Bank and Trust Company
                         1776 Heritage Dr.                                       4,921,000        14.51%
                         Global Corporate Action Unit
                         JAB 5NW
                         No. Quincy, MA 02171

 Class A-2               Bank of New York (The)
                         925 Patterson Plank Rd.                                 5,250,000        21.00%
                         Secaucus, NJ 07094

                         State Street Bank and Trust Company
                         1776 Heritage Dr.                                      19,000,000        76.00%
                         Global Corporate Action Unit
                         JAB 5NW
                         No. Quincy, MA 02171

Class A-3                Boston Safe Deposit and Trust
                         Company                                                10,000,000       100.00%
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA 15259

Class A-4                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         37,285,000       100.00%
                         648 Grassmere Park Drive
                         Nashville, TN 37211

Class A-5                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                          3,808,292        55.94%
                         648 Grassmere Park Drive
                         Nashville, TN 37211

                         Boston Safe Deposit and Trust
                         Company                                                 1,000,000        14.69%
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA 15259

                         Mercantile-Safe Deposit & Trust
                         Company                                                 2,000,000        29.38%
                         776 Old Hammonds Ferry Road
                         Proxy Unit #230-20
                         Linthicum, MD 21090



Class A-6                Chase Manhattan Bank
                         4 New York Plaza                                       89,139,000       100.00%
                         13th Floor
                         New York, NY 10004

Class A-7                Chase Manhattan Bank
                         4 New York Plaza                                       10,000,000        54.82%
                         13th Floor
                         New York, NY 10004

                         Deutsche Bank Securities Inc.
                         175 Water Street                                        7,732,000        42.39%
                         New York, NY 10038

Class A-8                Boston Safe Deposit and Trust
                         Company                                                22,600,000        35.53%
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA 15259

                         Chase Manhattan Bank
                         4 New York Plaza                                       20,000,000        31.45%
                         13th Floor
                         New York, NY 10004

                         Merrill Lynch, Pierce Fenner &
                         Smith Safekeeping                                      10,000,000        15.72%
                         4 Corporate Place
                         Corporate Park 287
                         Piscataway, NJ 08855

                         Northern Trust Company (The)
                         801 S. Canal C-In                                      10,000,000        15.72%
                         Chicago, IL 60607

Class A-9                Chase Manhattan Bank
                         4 New York Plaza                                       56,234,000       100.00%
                         13th Floor
                         New York, NY 10004

Class A-10               First Clearing Corporation
                         10700 North Park Drive                                    767,000        21.83%
                         Glenn Allen, VA 23060

                         Legg Mason Wood Walker, Inc.
                         100 Light St.                                           1,100,000        31.31%
                         P.O. Box 1476
                         Baltimore, MD 21203-1476

                         M.L. Stern & Co., LLC
                         8350 Wilshire Blvd.                                       623,000        17.73%
                         3rd Floor
                         Beverly Hills, CA 90211


                         National Financial Services
                         Corporation                                               201,000         5.72%
                         200 Liberty Street
                         New York, NY 10281

                         Raymond, James & Associates, Inc.
                         880 Carilion Parkway                                      466,000        13.27%
                         P.O. Box 12749
                         St. Petersburg, FL 33733

 Class A-11              Bank of New York (The)
                         925 Patterson Plank Rd.                                   595,000        11.90%
                         Secaucus, NJ 07094

                         Donaldson, Lufkin and Jenrette
                         Securities Corporation                                    455,000         9.10%
                         1 Pershing Plaza
                         Jersey City, NJ 07399

                         FISERV Correspondent Services,
                         Inc.                                                      500,000        10.00%
                         1125 17th Street
                         Denver, CO 80202

                         J.J.B. Hilliard, W.L. Lyons, Inc.
                         c/o ADP Proxy Services                                  1,864,000        37.28%

                         Paine Webber Incorporated
                         1000 Harbor Blvd.                                         800,000        16.00%
                         Weehawken, NJ 07087

                         PNC Bank, National Association
                         1600 Market Street                                        350,000         7.00%
                         29th Floor
                         Philadelphia, OA 19103


Class A-12               Bank of New York (The)
                         925 Patterson Plank Rd.                                   300,000         6.00%
                         Secaucus, NJ 07094

                         Dean Witter Reynolds, Inc.
                         Issuer Services                                         4,571,000        91.42%
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717


 Class A-13              Janney Montgomery Scott Inc.
                         c/o ADP Proxy Services                                    942,200         8.18%

                         Dean Witter Reynolds, Inc.
                         Issuer Services                                         9,666,000        83.89%
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717




 Class A-14              LBI-Lehman Government Securities Inc.
                         101 Hudson Street - 31st Floor                          1,642,800       100.00%
                         Jersey City, NJ  07302

 Class A-15              BNY Clearing Services LLC
                         111 E. Kilbourn Avenue                                  1,365,000        91.00%
                         Milwaukee, WI

 Class A-16              Central Trust Bank
                         Investments Department                                    175,000         5.00%
                         238 Madison Street
                         Jefferson City, MO  65101

                         Paine Webber Incorporated
                         1000 Harbor Blvd.                                         189,000         5.40%
                         Weehawken, NJ 07087

                         Dean Witter Reynolds, Inc.
                         Issuer Services                                         2,843,000        81.23%
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

 Class A-17              CIBC World Markets Corp.
                         200 Liberty Street - 6th Floor                            240,000         7.27%
                         New York, NY  10281

                         Janney Montgomery Scott Inc.
                         c/o ADP Proxy Services                                    188,000         5.70%

                         National Financial Services
                         Corporation                                               165,000         5.00%
                         200 Liberty Street
                         New York, NY 10281

                         Prudential Securities Incorporated
                         Issuer Services                                         1,209,000        36.64%
                         c/o Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Southwest Securities, Inc.
                         c/o ADP Proxy Services                                    650,000        19.70%

Class A-18               First Clearing Corporation
                         10700 North Park Drive                                    649,000        21.63%
                         Glenn Allen, VA 23060

                         J.J.B. Hilliard, W.L. Lyons, Inc.
                         c/o ADP Proxy Services                                    500,000        16.67%

                         Janney Montgomery Scott Inc.
                         c/o ADP Proxy Services                                    299,000         9.97%



                         Legg Mason Wood Walker, Inc.
                         100 Light St.                                             841,000        28.03%
                         P.O. Box 1476
                         Baltimore, MD 21203-1476

                         McDonald Investments Inc.
                         Marie Anguilano                                           489,000        16.30%
                         800 Superior Avenue
                         Cleveland, OH  44114

                         National Financial Services
                         Corporation                                               167,000         5.57%
                         200 Liberty Street
                         New York, NY 10281

Class A-19               Bear, Stearns Securities Corp.
                         One Metrotech Center North                                100,000         5.00%
                         4th Floor
                         Brooklyn, NY 11201-3861

                         Charles Schwab & Co., Inc.
                         c/o ADP Proxy Services                                    120,000         6.00%

                         Legg Mason Wood Walker, Inc.
                         100 Light St.                                             150,000         7.50%
                         P.O. Box 1476
                         Baltimore, MD 21203-1476

                         OLDE Discount Corporation
                         751 Griswold Street                                     1,515,000        75.75%
                         Detroit, MI  48226

 Class A-20              Prudential Securities Incorporated
                         Issuer Services                                         5,691,000        94.85%
                         c/o Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

 Class A-21              Chase Manhattan Bank
                         4 New York Plaza                                          200,000        22.60%
                         13th Floor
                         New York, NY 10004

                         Donaldson, Lufkin and Jenrette
                         Securities Corporation                                    415,000        46.89%
                         1 Pershing Plaza
                         Jersey City, NJ 07399

                         Fahnestock & Co., Inc.
                         125 Broad Street                                           45,000         5.08%
                         New York, NY  10004

                         J.J.B. Hilliard, W.L. Lyons, Inc.
                         c/o ADP Proxy Services                                     93,000        10.51%


                         Seattle-Northwest Securities Corp.
                         1420 Fifth Avenue - Suite 4300                             50,000         5.65%
                         Seattle, WA  98101

Class A-22               Bank of New York (The)
                         925 Patterson Plank Rd.                                   100,000        10.00%
                         Secaucus, NJ 07094

                         Bear, Stearns Securities Corp.
                         One Metrotech Center North                                100,000        10.00%
                         4th Floor
                         Brooklyn, NY 11201-3861

                         M. L. Stern & Co., LLC
                         8350 Wilshire Blvd. - 3rd Floor                           500,000        50.00%
                         Beverly Hills, CA  90211

                         National Financial Services
                         Corporation                                               240,000        24.00%
                         200 Liberty Street
                         New York, NY 10281

                         Paine Webber Incorporated
                         1000 Harbor Blvd.                                          50,000         5.00%
                         Weehawken, NJ 07087

Class A-23               Bank of New York (The)
                         /Vinning Sparks, IBG, L.P.                                985,000        98.50%
                         6077 Primacy Parkway
                         Memphis, TN  38119

Class AP                 LBI-Lehman Government Securities Inc.
                         101 Hudson Street - 31st Floor                            661,605       100.00%
                         Jersey City, NJ  07302

Class AR                 First Union Bank                                              100       100.00%
                         Two First Union Center, NC-0200
                         Charlotte, NC  28288-0200

Class B-1                Storms & Co.                                            3,600,000       100.00%
                         c/o Citibank NA
                         20 Exchange Place
                         New York, NY  10043

Class B-2                Storms & Co.                                            1,600,000       100.00%
                         c/o Citibank NA
                         20 Exchange Place
                         New York, NY  10043

Class M                  Storms & Co.                                            8,600,000       100.00%
                         c/o Citibank NA
                         20 Exchange Place
                         New York, NY  10043



Series 1999-S2

Class A-1                Bank of New York (The)
                         925 Patterson Plank Rd.                                15,000,000         6.98%
                         Secaucus, NJ 07094

                         Bankers Trust Company
                         c/o BT Services Tennessee Inc.                        200,000,000        93.02%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Class A-2                Bank of New York (The)
                         925 Patterson Plank Rd.                                23,605,000        18.62%
                         Secaucus, NJ 07094

                         Bankers Trust Company
                         c/o BT Services Tennessee Inc.                        100,167,000        79.01%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Class A-3                Bank of New York (The)
                         925 Patterson Plank Rd.                                 4,000,000        50.00%
                         Secaucus, NJ 07094

                         Chase Manhattan Bank
                         4 New York Plaza                                        4,000,000        50.00%
                         13th Floor
                         New York, NY 10004

Class A-4                BNY Clearing Services LLC
                         111 E. Kilbourn Avenue                                    711,000        19.47%
                         Milwaukee, WI

                         Legg Mason Wood Walker, Inc.
                         100 Light St.                                             980,000        26.84%
                         P.O. Box 1476
                         Baltimore, MD 21203-1476

                         Dean Witter Reynolds, Inc.
                         Issuer Services                                         1,577,000        43.19%
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Class A-5                Bank One, Oklahoma, N.A.
                         100 N. Broadway - 6th Floor                               653,000        10.87%
                         Safekeeping
                         Oklahoma City, OK  73102

                         Chase Manhattan Bank
                         4 New York Plaza                                        2,000,000        33.29%
                         13th Floor
                         New York, NY 10004

                         Donaldson, Lufkin and Jenrette
                         Securities Corporation                                    429,000         7.14%
                         1 Pershing Plaza
                         Jersey City, NJ 07399

                         Janney Montgomery Scott Inc.
                         c/o ADP Proxy Services                                    400,000         6.66%

                         Northern Trust Company (The)
                         801 S. Canal C-IN                                         750,000        12.48%
                         Chicago, IL  60607

                         Stephens, Inc.
                         111 Center Street                                         347,000         5.78%
                         Little Rock, AR  72201

                         Dean Witter Reynolds, Inc.
                         Issuer Services                                           789,000        13.13%
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Class A-6                Dean Witter Reynolds, Inc.
                         Issuer Services                                         3,632,000        97.35%
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Class A-7                BNY Clearing Services LLC
                         111 E. Kilbourn Avenue                                  1,635,000        29.14%
                         Milwaukee, WI

                         City Securities Corporation
                         135 N. Pennsylvania Street,                               300,000         5.35%
                         Suite 2200
                         Indianapolis, IN  46204

                         David Lerner Associates, Inc.
                         477 Jericho Turnpike                                      394,000         7.02%
                         Syosset, NY  11791

                         J.J.B. Hilliard, W.L. Lyons, Inc.
                         c/o ADP Proxy Services                                    973,000        17.34%

                         Raymond, James & Associates, Inc,
                         880 Carilion Parkway                                    1,576,000        28.09%
                         P.O. Box 12749
                         St. Petersburg, FL  33733

Class A-8                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                          9,581,000       100.00%
                         648 Grassmere Park Drive
                         Nashville, TN  37211


Class A-9                Prudential Securities Incorporated
                         Issuer Services                                         2,819,000        88.09%
                         c/o Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Class A-10               Legg Mason Wood Walker, Inc
                         100 Light St.                                             430,000        43.00%
                         P.O. Box 1476
                         Baltimore, MD 21203-1476

                         Lewco Securities Corp.
                         34 Exchange Pl. Plaza, 4th Floor                          150,000        15.00%
                         Jersey City, NJ 07311-3988

                         Paine Webber Incorporated
                         1000 Harbor Blvd.                                         340,000        34.00%
                         Weehawken, NJ 07087

                         Parker/ Hunter Incorporated
                         c/o ADP Proxy Services                                     50,000         5.00%

Class A-11               Northern Trust Company (The)
                         801 S. Canal C-IN                                       1,948,000        66.08%
                         Chicago, IL  60607

                         SANWA Bank California
                         P.O. Box 513507                                         1,000,000        33.92%
                         Los Angeles, CA  90051-3507

Class A-12               Bank of New York (The)
                         925 Patterson Plank Rd.                                35,000,000        77.78%
                         Secaucus, NJ 07094

                         Merrill Lynch, Pierce Fenner &
                         Smith Safekeeping                                      10,000,000        22.22%
                         4 Corporate Place
                         Corporate Park 287
                         Piscataway, NJ 08855

Class AP                 Bank One Trust Co. N.A.
                         /Corporate Trust                                          374,266       100.00%
                         1900 Polaris Parkway - 4th Floor
                         Columbus, OH  43240

Class A-R                Credit Suisse /First Boston                                   100       100.00%
                         5 World Trade Center 7th Floor
                         New York, NY  10048

Class B-1                Bear, Stearns Securities Corp.                          4,050,000       100.00%
                         One Metrotech Center North, Dept. C
                         Brooklyn, NY 11201-3861


Class B-2                Donaldson, Lufkin and Jenrette                            100,000         6.34%
                         Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ 07399

                         DLJ Mortgage Capital Inc.                               1,475,000        93.65%
                         140 Broadway
                         New York, NY  10005

Class M                  Phoenix Home Life Mutual Ins. Co.                       9,900,000       100.00%
                         One American Row
                         Hartford, CT  06115

Series 1999-S3

Class A-1                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                        112,065,223       100.00%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Class AP                 Merrill Lynch, Pierce Fenner & Smith
                         Safekeeping                                               176,004       100.00%
                         4 Corporate Place
                         Corporate Park 287
                         Piscataway, NJ 08855

Class AR                 Merrill Lynch, Pierce Fenner & Smith                      176,004       100.00%
                         P.O. Box 13216
                         Newark, NJ 07101

Class B-1                Merrill Lynch, Pierce Fenner & Smith                      402,504       100.00%
                         PO Box 13216
                         Newark, NJ 07101

Class B-2                Hare & Co.                                                402,504       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ  07195

Class M                  Merrill Lynch, Pierce Fenner & Smith                    1,265,014       100.00%
                         PO Box 13216
                         Newark, NJ 07101

Series 1999-S4

Class A-1                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                        103,000,000        49.64%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank
                         4 New York Plaza                                      100,499,900        48.43%
                         13th Floor
                         New York, NY 10004



Class A-2                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         27,000,000        37.19%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank
                         4 New York Plaza                                       25,600,000        35.26%
                         13th Floor
                         New York, NY 10004

                         Wachovia Bank/Safekeeping
                         301 N. Main Street, NC 31058                           20,000,000        27.55%
                         Winston-Salem, NC  27150

Class A-3                Deseret Trust Company
                         P.O. Box 11558                                         10,000,000       100.00%
                         Salt Lake City, UT 84147-0558

Class A-4                Bank of New York (The)
                         925 Patterson Plank Rd.                                 5,000,000        12.20%
                         Secaucus, NJ 07094

                         Bankers Trust Company
                         c/o BT Services Tennessee Inc.                          5,994,500        14.62%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank
                         4 New York Plaza                                       24,000,000        58.55%
                         13th Floor
                         New York, NY 10004

                         SSB-Trust Custody
                         225 Franklin Street, M4                                 5,994,500        14.62%
                         Boston, MA  02110

Class A-5                Edwards & Sons, Inc.
                         125 Broad Street - 40th Floor                           3,228,000        99.32%
                         New York, NY  10004

Class A-6                Edwards & Sons, Inc.
                         125 Broad Street - 40th Floor                           3,703,000        67.33%
                         New York, NY  10004

                         J.J.B. Hilliard, W.L. Lyons, Inc.
                         c/o ADP Proxy Services                                    500,000         9.09%

                         Norwest Bank Minnesota,
                         National Association                                    1,000,000        18.18%
                         733 Marquette Avenue
                         Minneapolis, MN  55479-0056


Class A-7                First Clearing Corporation
                         10700 North Park Drive                                    985,000        84.12%
                         Glenn Allen, VA 23060

                         Prudential Securities Incorporated
                         Issuer Services                                           139,000        11.88%
                         c/o Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Class A-8                Dean Witter Reynolds, Inc.
                         Issuer Services                                         3,705,000        81.84%
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Class A-9                OLDE Discount Corporation
                         751 Griswold Street                                       844,000        64.92%
                         Detroit, MI  48226

                         Paine Webber Incorporated
                         1000 Harbor Blvd.                                         300,000        23.08%
                         Weehawken, NJ 07087

                         Stifel, Nicolaus & Company
                         Incorporated                                              141,000        10.85%
                         500 N. Broadway
                         St. Louis, MO 63102

Class A-10               M.L. Stern & Co., LLC
                         8350 Wilshire Blvd.                                        99,000         5.89%
                         3rd Floor
                         Beverly Hills, CA 90211

                         Prudential Securities Incorporated
                         Issuer Services                                         1,553,000        92.44%
                         c/o Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Class A-11               Paine Webber Incorporated
                         1000 Harbor Blvd.                                         773,000        38.65%
                         Weehawken, NJ 07087

                         Prudential Securities Incorporated
                         Issuer Services                                         1,191,000        59.55%
                         c/o Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717


Class A-12               Bear, Stearns Securities Corp.
                         One Metrotech Center North                                100,000         5.00%
                         4th Floor
                         Brooklyn, NY 11201-3861

                         Prudential Securities Incorporated
                         Issuer Services                                         1,737,000        86.85%
                         c/o Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Class A-13               Chase Manhattan Bank
                         4 New York Plaza                                        9,500,000       100.00%
                         13th Floor
                         New York, NY 10004

Class A-14               Credit Suisse First Boston Corp.
                         c/o Proxy Services                                     25,000,000       100.00%

Class A-15               Bank of New York (The)
                         925 Patterson Plank Rd.                                25,000,000       100.00%
                         Secaucus, NJ 07094

Class A-16               Wilmington Trust Company
                         Rodney Square North                                     5,000,000       100.00%
                         1100 North Market Street
                         Wilmington, DE 19890-0001

Class A-17               Boston Safe Deposit & Trust Co.
                         c/o Melon Bank N.A.                                    38,363,800       100.00%
                         Three Melon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

Class A-P                CEDE & Co.                                                504,519       100.00%
                         c/o The Depository Trust Company
                         P.O. Box 20
                         Bowling Green Station
                         New York, NY  10004

Class A-R                Credit Suisse/First Boston                                    100       100.00%
                         5 World Trade Center, 7th Floor
                         New York, NY  10048

Class B-1                Ell & Co.                                               4,050,087       100.00%
                         P.O. Box 92395
                         Chicago, IL  60675

Class B-2                Ell & Co.                                               1,575,034       100.00%
                         P.O. Box 92395
                         Chicago, IL  60675


Class M                  Hare & Co.                                              9,900,211       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ  07195

Series 1999-S5

Class A-1                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                          5,000,000         5.79%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank
                         4 New York Plaza                                       81,402,913        94.21%
                         13th Floor
                         New York, NY 10004

Class A-2                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                          1,000,000        65.00%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank
                         4 New York Plaza                                      149,962,609        96.77%
                         13th Floor
                         New York, NY 10004





Class A-3                Norwest Bank Minnesota,
                         National Association                                   14,500,000       100.00%
                         733 Marquette Avenue
                         Minneapolis, MN  55479-0056





Class A-4                Citibank, N.A.
                         P.O. Box 30576                                         30,151,743       100.00%
                         Tampa, FL 33630-3576





Class A-5                Bank of New York (The)
                         925 Patterson Plank Rd.                                21,730,000        52.07%
                         Secaucus, NJ 07094


                         State Street Bank & Trust Company
                         1776 Heritage Dr.                                      20,000,000        47.93%
                         Global Corp. Action Unit JAB 5NW
                         No. Quincy, MA  02171





Class A-6                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         13,200,000       100.00%
                         648 Grassmere Park Drive
                         Nashville, TN  37211


Class A-7                Bank of New York (The)
                         925 Patterson Plank Rd.                                24,943,107       100.00%
                         Secaucus, NJ 07094

Class A-8                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         50,000,000        98.86%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Class A-9                Donaldson, Lufkin and Jenrette
                         Securities Corporation                                  2,951,000        93.65%
                         1 Pershing Plaza
                         Jersey City, NJ 07399


                         Southwest Securities, Inc.
                         c/o ADP Proxy Services                                    200,000         6.35%

Class A-10               Donaldson, Lufkin and Jenrette
                         Securities Corporation                                    312,000         9.18%
                         1 Pershing Plaza
                         Jersey City, NJ 07399

                         McDonald Investments Inc.
                         Marie Anguilano                                         1,061,000        31.21%
                         800 Superior Avenue
                         Cleveland, OH  44114

                         Dean Witter Reynolds, Inc.
                         Issuer Services                                         1,919,000        56.44%
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Class A-11               Central Trust Bank
                         Investments Department                                    250,000        12.84%
                         238 Madison Street
                         Jefferson City, MO  65101

                         Donaldson, Lufkin and Jenrette
                         Securities Corporation                                    334,000        17.16%
                         1 Pershing Plaza
                         Jersey City, NJ 07399

                         George K. Baum & Company
                         c/o ADP Proxy Services                                    105,000         5.39%

                         J.J.B. Hilliard, W.L. Lyons, Inc.
                         c/o ADP Proxy Services                                    408,000        20.96%

                         Janney Montgomery Scott Inc.
                         c/o ADP Proxy Services                                    205,000        10.53%

                         Morgan, Keegan & Company, Inc.
                         50 North Front Street                                     109,427         5.62%
                         Memphis, TN 38103



                         Northern Trust Company (The)
                         801 S. Canal C-IN                                         100,000         5.14%
                         Chicago, IL  60607

                         Romano Brothers & Co.
                         One Rotary Center, Suite 1300                             200,000        10.28%
                         Evanston, IL  60201

Class A-12               Commercial Bank
                         Cap. CHG./Proxy 7CBB/MC 3530                            1,000,000        11.77%
                         Detroit, MI  48275-3530

                         Merrill Lynch, Pierce Fenner &
                         Smith Safekeeping                                       7,497,427        88.23%
                         4 Corporate Place
                         Corporate Park 287
                         Piscataway, NJ 08855

Class A-13               Hare & Co.                                              4,000,000       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ  07195

Class A-14               Fannie Mae/Investment
                         Participant Contact Not Found                          40,814,107       100.00%

Class AP                 Credit Suisse First Boston Corp.
                         c/o Proxy Services                                        488,368       100.00%

Class A-X                Chase Manhattan Mortgage Corp.                        463,907,359       100.00%
                         343 Thornall Street
                         Edison, NJ  08837

Class B-1                Ell & Co.                                               4,500,126       100.00%
                         P.O. Box 92395
                         Chicago, IL  60675

Class B-2                DLJ Mortgage Capital Inc.                               1,750,049       100.00%
                         140 Broadway
                         New York, NY  10005

Class M                  Credit Suisse/First Boston                              1,250,036       100.00%
                         5 World Trade Center, 7th Floor
                         New York, NY  10048


Series 1999-S6

Class A-1                Bank of New York (The)
                         925 Patterson Plank Rd.                                70,000,000        43.32%
                         Secaucus, NJ 07094

                         Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         45,406,000        27.45%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         PNC Bank, N.A. /Pittsburgh
                         One PNC Plaza, 9th Floor                               50,000,000        30.23%
                         249 5th Avenue
                         Pittsburgh, PA  15222-7707

Class A-2                Bank of New York (The)
                         925 Patterson Plank Rd.                                 9,330,316       100.00%
                         Secaucus, NJ 07094

Class A-3                Investors Fiduciary Trust Company/SSB
                         1776 Heritage Drive                                    43,684,004       100.00%
                         Global Corp. Action Unit JAB 5NW
                         No. Quincy, MA  02171

Class AP                 Merrill Lynch, Pierce Fenner &
                         Smith Safekeeping                                         392,628       100.00%
                         4 Corporate Place
                         Corporate Park 287
                         Piscataway, NJ 08855

Class A-R                Merrill Lynch, Pierce Fenner & Smith                          100       100.00%
                         P.O. Box 13216
                         Newark, NJ 07101

Class B-1                Hare & Co.                                                675,002       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ  07195

Class B-2                Hare & Co.                                                787,502       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ  07195

Class M                  Hare & Co.                                              3,375,110       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ  07195

Series 1999-S7

Class A-1                Bank of New York (The)
                         925 Patterson Plank Rd.                                59,804,000        49.25%
                         Secaucus, NJ 07094


                         Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         25,000,000        20.59%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank
                         4 New York Plaza                                       16,675,000        13.73%
                         13th Floor
                         New York, NY 10004

                         Mercantile  Bank National  Association  Bond
                         Portfolio                                              19,954,000        16.43%
                         P.O. Box 349
                         St. Louis, MO  63166

Class AP                 Bear, Stearns Securities Corp.
                         One Metrotech Center North                                127,811       100.00%
                         4th Floor
                         Brooklyn, NY 11201-3861

Class AR                 Credit Suisse/First Boston                                    100       100.00%
                         5 World Trade Center, 7th Floor
                         New York, NY  10048

Class B-1                Hare & Co.                                                375,000       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ  07195

Class B-2                Chase Securities Inc.                                     437,000       100.00%
                         270 Park Ave.
                         New York, NY  10017

Class M                  Hare & Co.                                              1,875,000       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ  07195

Series 1999-S8

Class A-1                Boston Safe Deposit & Trust Co.
                         c/o Melon Bank N.A.                                    32,000,000        19.11%
                         Three Melon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Investors Fiduciary Trust Company/SSB
                         1776 Heritage Drive                                    79,414,000        47.44%
                         Global Corp. Action Unit JAB 5NW
                         No. Quincy, MA  02171

                         PNC Bank, N.A. /Pittsburgh
                         One PNC Plaza, 9th Floor                               25,000,000        14.93%
                         249 5th Avenue
                         Pittsburgh, PA  15222-7707

                         State Street Bank & Trust Company
                         1776 Heritage Dr.                                      23,000,000        13.74%
                         Global Corp. Action Unit JAB 5NW
                         No. Quincy, MA  02171

Class A-2                Bank of New York (The)
                         925 Patterson Plank Rd.                                22,000,000        28.95%
                         Secaucus, NJ 07094

                         Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         50,000,000        65.79%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         State Street Bank & Trust Company
                         1776 Heritage Dr.                                       4,000,000         5.26%
                         Global Corp. Action Unit JAB 5NW
                         No. Quincy, MA  02171

Class A-3                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                          2,500,000         7.10%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Boston Safe Deposit & Trust Co.
                         c/o Melon Bank N.A.                                     6,000,000        17.03%
                         Three Melon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank
                         4 New York Plaza                                       24,000,000        68.14%
                         13th Floor
                         New York, NY 10004

                         Northern Trust Company (The)
                         801 S. Canal C-IN                                       2,722,000         7.73%
                         Chicago, IL  60607

Class A-4                Chase Manhattan Bank
                         4 New York Plaza                                       20,000,000       100.00%
                         13th Floor
                         New York, NY 10004

Class A-5                Chase Manhattan Bank
                         4 New York Plaza                                       18,750,000       100.00%
                         13th Floor
                         New York, NY 10004

Class A-6                American National Bank & Trust Company of
                         Chicago                                                 5,000,000         4.03%
                         c/o ADP Proxy

                         Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         23,000,000        18.54%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank
                         4 New York Plaza                                       96,000,000        77.42%
                         13th Floor
                         New York, NY 10004

Class A-7                Citibank, N.A.
                         P.O. Box 30576                                         76,900,000       100.00%
                         Tampa, FL 33630-3576

Class A-8                Boston Safe Deposit & Trust Co.
                         c/o Melon Bank N.A.                                     5,000,000        31.13%
                         Three Melon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Mercantile Bank National Association Bond
                         Portfolio                                               2,000,000        12.45%
                         P.O. Box 349
                         St. Louis, MO  63166

                         Prudential Securities Incorporated
                         Issuer Services                                           861,000         5.36%
                         c/o Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Dean Witter Reynolds, Inc.
                         Issuer Services                                         6,960,000        43.33%
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Class A-9                David Lerner Associates, Inc.
                         477 Jericho Turnpike                                      623,000         6.15%
                         Syosset, NY  11791

                         FISERV Correspondent Services,
                         Inc.                                                    1,492,000        14.72%
                         1125 17th Street
                         Denver, CO 80202


                         First Clearing Corporation
                         10700 North Park Drive                                  1,812,000        17.88%
                         Glenn Allen, VA 23060

                         J.J.B. Hilliard, W.L. Lyons, Inc.
                         c/o ADP Proxy Services                                  1,297,000        12.80%

                         Paine Webber Incorporated
                         1000 Harbor Blvd.                                         757,000         7.47%
                         Weehawken, NJ 07087

                         Prudential Securities Incorporated
                         Issuer Services                                         2,987,000        29.47%
                         c/o Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Class A-10               Prudential Securities Incorporated
                         Issuer Services                                         3,250,000        92.86%
                         c/o Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Class A-11               Chase Manhattan Bank
                         4 New York Plaza                                       15,065,000       100.00%
                         13th Floor
                         New York, NY 10004

Class A-12               LBI-Lehman Government
                         Securities Inc. (LBI)                                   4,485,000       100.00%
                         101 Hudson Street
                         31st Floor
                         Jersey City, NJ 07302

Class A-13               LBI-Lehman Government
                         Securities Inc. (LBI)                                  16,215,900       100.00%
                         101 Hudson Street
                         31st Floor
                         Jersey City, NJ 07302

Class A-14               LBI-Lehman Government
                         Securities Inc. (LBI)                                  11,300,600       100.00%
                         101 Hudson Street
                         31st Floor
                         Jersey City, NJ 07302

Class A-P                LBI-Lehman Government
                         Securities Inc. (LBI)                                   3,387,180       100.00%
                         101 Hudson Street
                         31st Floor
                         Jersey City, NJ 07302


Class A-R                First Union National Bank                                     100       100.00%
                         Two First Union Center, NC-0200
                         Charlotte, NC  28288-0200

Class B-1                AUER & Co.                                              2,200,000        39.11%
                         c/o Bankers Trust Co.
                         P.O. Box 704
                         Church Street Station
                         New York, NY  10008


                         Ell & Co.                                               3,425,000        60.88%
                         P.O. Box 92395
                         Chicago, IL  60675

Class B-2                TFINN & Co.                                             2,500,000       100.00%
                         c/o Chase Manhattan Bank
                         P.O. Box 35308
                         Newark, NJ  07101-8006

Class M                  Boston & Co.                                           13,750,000       100.00%
                         c/o Boston Safe Deposit and TR Co.
                         P.O. Box 9118
                         Boston, MA  02205

Series 1999-S9

Class A-1                Bank of New York (The)
                         925 Patterson Plank Rd.                                20,013,000        14.47%
                         Secaucus, NJ 07094

                         Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         71,500,000        51.69%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Lasalle National Bank
                         c/o ADP Proxy Services                                 40,000,000        28.92%

Class A-2                American National Bank & Trust Company of
                         Chicago                                                 1,532,571        13.31%
                         c/o ADP Proxy

                         State Street Bank & Trust Company
                         1776 Heritage Dr.                                       9,984,429        86.69%
                         Global Corp. Action Unit JAB 5NW
                         No. Quincy, MA  02171

Class A-3                Bank of New York (The)
                         925 Patterson Plank Rd.                                   965,000         5.28%
                         Secaucus, NJ 07094


                         Boston Safe Deposit & Trust Co.
                         c/o Melon Bank N.A.                                     4,565,000        24.99%
                         Three Melon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank
                         4 New York Plaza                                        1,870,000        10.24%
                         13th Floor
                         New York, NY 10004

                         Deseret Trust Company
                         P.O. Box 11558                                          5,000,000        27.37%
                         Salt Lake City, UT 84147-0558

                         First Union National Bank
                         1525 West W.T. Harris Blvd. - 3A4                       1,110,000         6.07%
                         Charlotte, NC  28288

                         PNC Bank, N.A. /Pittsburgh
                         One PNC Plaza, 9th Floor                                2,245,000        12.29%
                         249 5th Avenue
                         Pittsburgh, PA  15222-7707

Class A-4                Bank of New York (The)
                         925 Patterson Plank Rd.                                11,659,635       100.00%
                         Secaucus, NJ 07094

Class AP                 BNY/ITC - Dealers Clearance Special                       164,041       100.00%
                         c/o N.A. Schapiro & Co. In.
                         One Chase Plaza, 58th Floor
                         New York, NY  10005

Class A-R                First Union Bank                                              100       100.00%
                         Two First Union Center, NC-0200
                         Charlotte, NC  28288-0200

Class B-1                Hare & Co.                                                555,019       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ  07195

Class B-2                Hare & Co.                                                647,523       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ  07195

Class M                  Hare & Co.                                              2,775,097       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ  07195


Series 1999-S10

Class A-1                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         50,765,000        70.84%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank
                         4 New York Plaza                                       10,000,000        13.95%
                         13th Floor
                         New York, NY 10004

                         State Street Bank & Trust Company
                         1776 Heritage Dr.                                       6,115,000         8.53%
                         Global Corp. Action Unit JAB 5NW
                         No. Quincy, MA  02171

Class A-2                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         10,000,000        66.67%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Merrill Lynch, Pierce Fenner &
                         Smith Safekeeping                                       5,000,000        33.33%
                         4 Corporate Place
                         Corporate Park 287
                         Piscataway, NJ 08855

Class A-3                Bank of New York (The)
                         925 Patterson Plank Rd.                                21,400,000       100.00%
                         Secaucus, NJ 07094

Class A-4                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         50,000,000        99.01%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Class A-5                LBI-Lehman Government
                         Securities Inc. (LBI)                                  16,987,952       100.00%
                         101 Hudson Street
                         31st Floor
                         Jersey City, NJ 07302

Class A-6                Compass Bank - ALFA
                         15 South 20th Street, 7th Floor                         6,012,048        92.32%
                         Birmingham, AL  35233

                         Wachovia Bank, N.A.
                         100 N. Main Street, NC 37121                              500,000         7.68%
                         Winston-Salem, NC 27150


Class A-7                LBI-Lehman Government
                         Securities Inc. (LBI)                                   7,785,000       100.00%
                         101 Hudson Street
                         31st Floor
                         Jersey City, NJ 07302

Class A-8                Bank of New York (The)
                         925 Patterson Plank Rd.                                10,000,000        44.89%
                         Secaucus, NJ 07094

                         Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         12,275,000        55.11%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Class A-9                Dain Rauscher Incorporated
                         312 South 3rd Street                                    1,200,000        16.16%
                         Minneapolis, MN 55415-1099

                         PWI CMO Account
                         1000 Harber Blvd., 8th Floor                            6,225,000        83.84%
                         Weehawken, NJ  07087

Class A-10               Northern Trust Company (The)
                         801 S. Canal C-IN                                      57,400,000       100.00%
                         Chicago, IL  60607

Class A-11               Citibank, N.A.
                         P.O. Box 30576                                          7,500,000       100.00%
                         Tampa, FL 33630-3576

Class A-12               Boston Safe Deposit & Trust Co.
                         c/o Melon Bank N.A.                                     5,700,000        48.72%
                         Three Melon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Central Trust Bank
                         Investments Department                                  1,000,000         8.55%
                         238 Madison Street
                         Jefferson City, MO  65101

                         State Street Bank & Trust Company
                         1776 Heritage Dr.                                       5,000,000        42.74%
                         Global Corp. Action Unit JAB 5NW
                         No. Quincy, MA  02171

Class A-13               American Express Trust
                         180 East 5th Street                                    10,000,000        15.80%
                         Safekeeping
                         St. Paul, MN 55101


                         Bank of New York (The)
                         925 Patterson Plank Rd.                                16,700,000        26.38%
                         Secaucus, NJ 07094

                         Bankers Trust Company
                         c/o BT Services Tennessee Inc.                          3,460,000         5.47%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank
                         4 New York Plaza                                       22,410,000        35.40%
                         13th Floor
                         New York, NY 10004

                         Northern Trust Company (The)
                         801 S. Canal C-IN                                       3,650,000         5.77%
                         Chicago, IL  60607

Class A-14               Investors Bank & Trust Company
                         200 Claredon Street                                    20,000,000       100.00%
                         15th Fl Hancock Tower
                         Boston, MA 02116

Class A-15               LBI-Lehman Government
                         Securities Inc. (LBI)                                  20,000,000       100.00%
                         101 Hudson Street
                         31st Floor
                         Jersey City, NJ 07302

Class A-16               Bank of New York (The)
                         925 Patterson Plank Rd.                                25,000,000        30.96%
                         Secaucus, NJ 07094

                         Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         39,739,000        49.22%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Boston Safe Deposit & Trust Co.
                         c/o Melon Bank N.A.                                    10,000,000        12.39%
                         Three Melon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         PNC Bank, N.A. /Pittsburgh
                         One PNC Plaza, 9th Floor                                6,000,000         7.43%
                         249 5th Avenue
                         Pittsburgh, PA  15222-7707

Class A-17               Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         34,000,000        91.89%
                         648 Grassmere Park Drive
                         Nashville, TN  37211


                         Chase Manhattan Bank
                         4 New York Plaza                                        3,000,000         8.11%
                         13th Floor
                         New York, NY 10004

Class A-18               Harris Trust & Savings Bank
                         Proxy Operations                                        6,361,000        36.53%
                         11 West Monroe Street LLE
                         Chicago, IL 60603

                         Northern Trust Company (The)
                         801 S. Canal C-IN                                       8,350,000        47.96%
                         Chicago, IL  60607

                         PNC Bank, N.A. /Pittsburgh
                         One PNC Plaza, 9th Floor                                2,700,000        15.51%
                         249 5th Avenue
                         Pittsburgh, PA  15222-7707

Class A-19               Bank of New York (The)
                         925 Patterson Plank Rd.                                15,000,000        19.28%
                         Secaucus, NJ 07094

                         Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         62,800,000        80.72%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Class A-20               Citibank, N.A.
                         P.O. Box 30576                                         33,000,000       100.00%
                         Tampa, FL 33630-3576

Class A-21               LBI-Lehman Government
                         Securities Inc. (LBI)                                   3,801,200       100.00%
                         101 Hudson Street
                         31st Floor
                         Jersey City, NJ 07302

Class A-22               Bank of New York/Soc Gen Bank
                         One Wall Street                                        27,200,000       100.00%
                         New York, NY  10286

Class A-23               LBI-Lehman Government
                         Securities Inc. (LBI)                                  10,503,800       100.00%
                         101 Hudson Street
                         31st Floor
                         Jersey City, NJ 07302


Class AP                 LBI-Lehman Government
                         Securities Inc. (LBI)                                   3,344,515       100.00%
                         101 Hudson Street
                         31st Floor
                         Jersey City, NJ 07302

Class A-R                TFINN & Co.                                                   100       100.00%
                         c/o Chase Manhattan Bank
                         P.O. Box 35308
                         Newark, NJ  07101-8006

Class B-1                AUER & Co.                                              2,200,000        36.97%
                         c/o Bankers Trust Co.
                         P.O. Box 704
                         Church Street Station
                         New York, NY  10008

                         Ell & Co.                                               3,750,000        63.02%
                         P.O. Box 92395
                         Chicago, IL  60675

Class B-2                TFINN & Co.                                             2,450,000       100.00%
                         c/o Chase Manhattan Bank
                         P.O. Box 35308
                         Newark, NJ  07101-8006

Class M                  Gerlach & Co.                                          16,100,000       100.00%
                         c/o Citibank, NA/Custody IC&D Lockbox
                         P.O. Box 7247-7057
                         Philadelphia, PA  19170-7057

Series 1999-S11

Class A-1                Bank of New York (The)
                         925 Patterson Plank Rd.                                35,000,000        36.57%
                         Secaucus, NJ 07094

                         Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         25,706,000        26.86%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank
                         4 New York Plaza                                       25,000,000        26.12%
                         13th Floor
                         New York, NY 10004

                         Salomon Smith Barney Inc.
                         333 W. 34th Street                                      5,000,000         5.22%
                         New York, NY  10001

                         State Street Bank & Trust Company
                         1776 Heritage Dr.                                       5,000,000         5.22%
                         Global Corp. Action Unit JAB 5NW
                         No. Quincy, MA  02171


Class A-2                Citibank, N.A.
                         P.O. Box 30576                                         59,000,000       100.00%
                         Tampa, FL 33630-3576

Class A-3                Bear, Stearns Securities Corp.
                         One Metrotech Center North                             11,951,000        46.05%
                         4th Floor
                         Brooklyn, NY 11201-3861

                         Chase Manhattan Bank
                         4 New York Plaza                                        4,000,000        15.41%
                         13th Floor
                         New York, NY 10004

                         UMB Bank, National Association
                         P.O. Box 419260                                        10,000,000        38.53%
                         Kansas City, MO  64141-6260

Class A-4                Bank of New York (The)
                         925 Patterson Plank Rd.                                40,000,000        61.54%
                         Secaucus, NJ 07094

                         Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         25,000,000        38.46%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Class A-5                Citibank, N.A.
                         P.O. Box 30576                                         27,976,000       100.00%
                         Tampa, FL 33630-3576

Class A-6                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                          5,360,000       100.00%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Class A-7                Bank of New York (The)
                         925 Patterson Plank Rd.                                 5,500,000        29.19%
                         Secaucus, NJ 07094

                         U.S. Bank National Association
                         MPFP 1603 Proxy Unit                                   13,340,000        70.81%
                         601 Second Avenue South
                         Minneapolis, MN 55402

Class A-8                Chase Manhattan Bank
                         4 New York Plaza                                       10,005,000       100.00%
                         13th Floor
                         New York, NY 10004



Class A-9                Chase Manhattan Bank
                         4 New York Plaza                                        7,440,000        65.03%
                         13th Floor
                         New York, NY 10004

                         Merrill Lynch, Pierce Fenner &
                         Smith Safekeeping                                       4,000,000        34.97%
                         4 Corporate Place
                         Corporate Park 287
                         Piscataway, NJ 08855

Class A-10               Northern Trust Company (The)
                         801 S. Canal C-IN                                      11,610,000       100.00%
                         Chicago, IL  60607

Class A-11               Chase Manhattan Bank
                         4 New York Plaza                                       11,021,000       100.00%
                         13th Floor
                         New York, NY 10004

Class A-12               Boston Safe Deposit & Trust Co.
                         c/o Melon Bank N.A.                                    19,063,000        47.66%
                         Three Melon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank
                         4 New York Plaza                                       20,937,000        52.34%
                         13th Floor
                         New York, NY 10004

Class AP                 Bear, Stearns Securities Corp.
                         One Metrotech Center North                              1,090,837       100.00%
                         4th Floor
                         Brooklyn, NY 11201-3861

Class A-R                Credit Suisse /First Boston                                   100       100.00%
                         5 World Trade Center 7th Floor
                         New York, NY  10048

Class B-1                Hare & Co.                                              3,400,000       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ  07195

Class B-2                Hare & Co.                                              1,600,000       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ  07195

Class M                  Hare & Co.                                              9,000,000       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ  07195


Series 1999-S12


Class A-1                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         65,272,000       100.00%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Class A-2                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                         36,000,000        99.91%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Class A-3                Chase Manhattan Bank
                         4 New York Plaza                                       12,503,000       100.00%
                         13th Floor
                         New York, NY 10004

Class A-4                Bank of New York (The)
                         925 Patterson Plank Rd.                                10,000,000       100.00%
                         Secaucus, NJ 07094

Class A-5                Chase Manhattan Bank
                         4 New York Plaza                                       68,000,000       100.00%
                         13th Floor
                         New York, NY 10004

Class A-6                Northern Trust Company (The)
                         801 S. Canal C-IN                                      15,500,000       100.00%
                         Chicago, IL  60607

Class A-7                Citibank, N.A.
                         P.O. Box 30576                                         68,400,000       100.00%
                         Tampa, FL 33630-3576

Class A-8                LBI-Lehman Government
                         Securities Inc. (LBI)                                   3,840,000       100.00%
                         101 Hudson Street
                         31st Floor
                         Jersey City, NJ 07302

Class A-9                Bear, Stearns Securities Corp.
                         One Metrotech Center North                              3,000,000       100.00%
                         4th Floor
                         Brooklyn, NY 11201-3861



Class A-10               LBI-Lehman Government
                         Securities Inc. (LBI)                                   1,476,000       100.00%
                         101 Hudson Street
                         31st Floor
                         Jersey City, NJ 07302

Class AP                 LBI-Lehman Government
                         Securities Inc. (LBI)                                   3,231,864       100.00%
                         101 Hudson Street
                         31st Floor
                         Jersey City, NJ 07302

Class A-R                TFINN & Co.                                                   100       100.00%
                         c/o Chase Manhattan Bank
                         P.O. Box 35308
                         Newark, NJ  07101-8006

Class B-1                Sigler & Co. Inc.                                       2,700,000       100.00%
                         c/o Chase Manhattan Bank
                         P.O. Box 35308
                         Newark, NJ  07101-8006

Class B-2                TFINN & Co.                                             1,200,000       100.00%
                         c/o Chase Manhattan Bank
                         P.O. Box 35308
                         Newark, NJ  07101-8006

Class M                  TFINN & Co.                                             6,600,000       100.00%
                         c/o Chase Manhattan Bank
                         P.O. Box 35308
                         Newark, NJ  07101-8006

Series 1999-S13

Class A-1                American Express Trust
                         180 East 5th Street                                    15,000,000        10.31%
                         Safekeeping
                         St. Paul, MN 55101

                         Chase Manhattan Bank
                         4 New York Plaza                                       91,660,000        63.00%
                         13th Floor
                         New York, NY 10004

                         Chase Securities Inc.,
                         55 Water Street, Room 434                              20,497,000        14.09%
                         New York, NY  10041

                         Salomon Smith Barney Inc.
                         333 W. 34th Street                                     10,000,000         6.87%
                         New York, NY  10001



Class AP                 LBI-Lehman Government
                         Securities Inc. (LBI)                                     381,686       100.00%
                         101 Hudson Street
                         31st Floor
                         Jersey City, NJ 07302

Class A-R                TFINN & Co.                                                   100       100.00%
                         c/o Chase Manhattan Bank
                         P.O. Box 35308
                         Newark, NJ  07101-8006

Class B-1                TFINN & Co.                                               600,000       100.00%
                         c/o Chase Manhattan Bank
                         P.O. Box 35308
                         Newark, NJ  07101-8006

Class B-2                Boston & Co.                                              600,000       100.00%
                         c/o Boston Safe Deposit and TR Co.
                         P.O. Box 9118
                         Boston, MA  02205

Class M                  TFINN & Co.                                             1,950,000       100.00%
                         c/o Chase Manhattan Bank
                         P.O. Box 35308
                         Newark, NJ  07101-8006

Series 1999-S14

Class A-1                Chase Manhattan Bank
                         4 New York Plaza                                       50,900,000       100.00%
                         13th Floor
                         New York, NY 10004

Class A-2                Chase Manhattan Bank
                         4 New York Plaza                                       31,364,000       100.00%
                         13th Floor
                         New York, NY 10004

Class A-3                PWI CMO Account
                         1000 Harber Blvd., 8th Floor                           37,653,000       100.00%
                         Weehawken, NJ  07087

Class A-4                SSB-Trust Custody
                         225 Franklin Street, M4                                15,000,000       100.00%
                         Boston, MA  02110

Class A-5                Chase Manhattan Bank
                         4 New York Plaza                                       17,908,000       100.00%
                         13th Floor
                         New York, NY 10004



Class A-6                Citibank, N.A.
                         P.O. Box 30576                                         18,194,000       100.00%
                         Tampa, FL 33630-3576

Class A-7                Bank of New York (The)
                         925 Patterson Plank Rd.                                15,000,000        75.57%
                         Secaucus, NJ 07094

                         Citibank, N.A.
                         P.O. Box 30576                                          4,850,000        24.43%
                         Tampa, FL 33630-3576

Class AP                 PWI CMO Account
                         1000 Harber Blvd., 8th Floor                              633,689       100.00%
                         Weehawken, NJ  07087

Class A-R                Paine Webber Incorporated                                     100       100.00%
                         1000 Harbor Blvd.
                         Weehawken, NJ 07087

Class B-1                Boston & Co.                                            1,800,000       100.00%
                         c/o Boston Safe Deposit and TR Co.
                         P.O. Box 9118
                         Boston, MA  02205

Class B-2                Paine Webber Incorporated                                 800,000       100.00%
                         1000 Harbor Blvd.
                         Weehawken, NJ 07087

Class M                  Paine Webber Incorporated                               4,400,000       100.00%
                         1000 Harbor Blvd.
                         Weehawken, NJ 07087

Series 1999-S15

Class A-1                Chase Manhattan Bank
                         4 New York Plaza                                       50,000,000        62.54%
                         13th Floor
                         New York, NY 10004

                         PWI CMO Account
                         1000 Harber Blvd., 8th Floor                           29,945,000        37.46%
                         Weehawken, NJ  07087

Class A-2                Bankers Trust Company
                         c/o BT Services Tennessee Inc.                          6,330,000        50.64%
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Citibank, N.A.
                         P.O. Box 30576                                          4,321,000        34.57%
                         Tampa, FL 33630-3576


                         U.S. Bank National Association
                         MPFP 1603 Proxy Unit                                    1,000,000         8.00%
                         601 Second Avenue South
                         Minneapolis, MN 55402

                         Wells Fargo Bank,
                         National Association                                      850,000         6.80%
                         26610 West Agoura Road
                         Calabasas, CA  91302

Class A-3                PWI CMO Account
                         1000 Harber Blvd., 8th Floor                            4,100,000       100.00%
                         Weehawken, NJ  07087

Class A-4                CIBC World Markets Corp.
                         200 Liberty Street - 6th Floor                            200,000       100.00%
                         New York, NY  10281

Class A-5                Edward D. Jones & Co.
                         201 Progress Parkway                                    1,183,000        22.18%
                         Maryland Heights, MO 63043-
                         3042

                         Salomon Smith Barney Inc.
                         333 W. 34th Street                                      2,000,000        37.50%
                         New York, NY  10001

                         Dean Witter Reynolds, Inc.
                         Issuer Services                                         2,000,000        37.50%
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Class A-6                Salomon Smith Barney Inc.
                         333 W. 34th Street                                      5,329,000       100.00%
                         New York, NY  10001

Class A-7                Salomon Smith Barney Inc.
                         333 W. 34th Street                                      1,638,000       100.00%
                         New York, NY  10001

Class A-8                Citibank, N.A.
                         P.O. Box 30576                                          5,000,000        47.44%
                         Tampa, FL 33630-3576

                         PWI CMO Account
                         1000 Harber Blvd., 8th Floor                            5,539,000        52.56%
                         Weehawken, NJ  07087



Class AP                 Boston Safe Deposit & Trust Co.
                         c/o Melon Bank N.A.                                       116,235       100.00%
                         Three Melon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

Class A-R                CMI Investor 1                                                100       100.00%
                         c/o C-BASS
                         335 Madison Avenue
                         New York, NY  10017

Class B-1                MAC & CO.                                               1,188,000       100.00%
                         P.O. Box 3195
                         Pittsburgh, PA  15230-3195

Class B-2                Paine Webber Incorporated                                 562,000       100.00%
                         1000 Harbor Blvd.
                         Weehawken, NJ 07087

Class M                  Chase Securities Inc.                                   2,563,000       100.00%
                         270 Park Avenue
                         New York, NY  10017




Item 13. Certain Relationships and Related Transactions.

         Omitted.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

(a)      The following documents are filed as part of this Annual report on form
         10-K:


         99.1 Report prepared by the Servicer's certified independent accountant's concerning the Servicer's activities for the year end December 31, 1999.

         99.2     (i) Servicer's Annual Statement of Compliance for Series
                  1999-AS1
                  (ii) Servicer's Annual Statement of Compliance for Series 1999-AS2
                  (iii) Servicer's Annual Statement of Compliance for Series 1999-S1
                  (iv) Servicer's Annual Statement of Compliance for Series 1999-S2
                  (v) Servicer's Annual Statement of Compliance for Series
                  1999-S3
                  (vi) Servicer's Annual Statement of Compliance for Series 1999-S4
                  (vii) Servicer's Annual Statement of Compliance for Series 1999-S5
                  (viii) Servicer's Annual Statement of Compliance for Series 1999-S6
                  (ix) Servicer's Annual Statement of Compliance for Series 1999-S7
                  (x) Servicer's Annual Statement of Compliance for Series
                  1999-S8
                  (xi) Servicer's Annual Statement of Compliance for Series 1999-S9
                  (xii) Servicer's Annual Statement of Compliance for Series 1999-S10
                  (xiii) Servicer's Annual Statement of Compliance for Series 1999-S11
                  (xiv) Servicer's Annual Statement of Compliance for Series 1999-S12
                  (xv) Servicer's Annual Statement of Compliance for Series 1999-S13
                  (xvi) Servicer's Annual Statement of Compliance for Series 1999-S14
                  (xvii) Servicer's Annual Statement of Compliance for Series 1999-S15

         (b) Reports on Form 8-K during the last quarter of the prior calendar year.

                  (i) Reports on Form 8-K dated as of October 12, 1999, November 5, 1999, December 8, 1999 and December 30, 1999 in response to Item 5 (other events) of Form 8-K were filed with respect to information contained in the Distribution Date Statement for each Series delivered for the Distribution

                           Date occurring in September, October, November and December 1999, respectively.

                  (ii) Reports on Form 8-K were filed during the last quarter of the prior calendar year for the following series:

                                    (A)      Series 1999-S13 October 5, 1999 in
                                             response to Item 5 (acquisition or
                                             disposition of assets)

                                    (B)      Series 1999-S14 October 26, 1999 in
                                             response to Item 5 (collateral term
                                             sheets)

                                    (C)      Series 1999-S14 November 19, 1999
                                             in response to Item 5 (computation
                                             materials)

                                    (D)      Series 1999-S14 November 23, 1999
                                             in response to Item 5 (legality and
                                             tax opinion)

                                    (E)      Series 1999-S14 December 9, 1999 in
                                             response to Item 5 (acquisition or
                                             disposition of assets)

                                    (F)      Series 1999-S15 November 12, 1999
                                             in response to Item 5 (collateral
                                             term sheet)

                                    (G)      Series 1999-S15 December 20, 1999
                                             in response to Item 5 (computation
                                             materials)

                                    (H)      Series 1999-S15 December 22, 1999
                                             in response to Item 5 (legality and
                                             tax opinions)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             CHASE MORTGAGE FINANCE CORP.  (Registrant)


             By: /s/Luke S. Hayden
             --------------------------------
              Name: Luke S. Hayden
               Title: Chief Executive Officer

Date:             March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 29, 2000                    By:      /s/ Luke S. Hayden
                                           ---------------------------------
                                           Name:    Luke S. Hayden
                                           Title:   (Chairman)
                                                    Chief Executive Officer



Date:    March 29, 2000                    By:      /s/ Paul Mullings
                                           ---------------------------------
                                           Name:    Paul Mullings
                                           Title:   (Director)
                                                    President



Date:    March 29, 2000                    By:      /s/ Michael D. Katz
                                           ---------------------------------
                                           Name:    Michael D. Katz
                                           Title:   Director



Date:    March 29, 2000                    By:      /s/ Catherine Eckert
                                           ---------------------------------
                                           Name:    Catherine Eckert
                                           Title:   Director

Date:    March 29, 2000                    By:      /s/ Stephen Fortunato
                                           ---------------------------------
                                           Name:    Stephen Fortunato
                                           Title:   Treasurer
                                                    (Chief Financial Officer)

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

                                INDEX TO EXHIBITS

         99.1 Report prepared by the Servicer's certified independent accountant's concerning the Servicer's activities for the year end December 31, 1999.

         99.2     (i) Servicer's Annual Statement of Compliance for Series
                  1999-AS1
                  (ii) Servicer's Annual Statement of Compliance for Series 1999-AS2
                  (iii) Servicer's Annual Statement of Compliance for Series 1999-S1
                  (iv) Servicer's Annual Statement of Compliance for Series 1999-S2
                  (v)      Servicer's Annual Statement of Compliance for Series
                           1999-S3
                  (vi) Servicer's Annual Statement of Compliance for Series 1999-S4
                  (vii) Servicer's Annual Statement of Compliance for Series 1999-S5
                  (viii) Servicer's Annual Statement of Compliance for Series 1999-S6
                  (ix) Servicer's Annual Statement of Compliance for Series 1999-S7
                  (x)      Servicer's Annual Statement of Compliance for Series
                           1999-S8
                  (xi) Servicer's Annual Statement of Compliance for Series 1999-S9
                  (xii) Servicer's Annual Statement of Compliance for Series 1999-S10
                  (xiii) Servicer's Annual Statement of Compliance for Series 1999-S11
                  (xiv) Servicer's Annual Statement of Compliance for Series 1999-S12
                  (xv) Servicer's Annual Statement of Compliance for Series 1999-S13
                  (xvi) Servicer's Annual Statement of Compliance for Series 1999-S14
                  (xvii) Servicer's Annual Statement of Compliance for Series 1999-S15