Form 10-K405
period 2000-12-31
CHASE MORTGAGE FINANCE CORP
filed 2001-03-30
CIK 830379

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000
                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-76081
                    ----------------------------------------

                       CHASE MORTGAGE FINANCE CORPORATION
               (Issuer in respect of Chase Mortgage Finance Trust
                     Series 2000-S1, Series 2000-S2, Series
                         2000-S3, Series 2000-S4, Series
                            2000-S5, Series 2000-S6,
                       Series 2000-S7 and Series 2000-S8)
                              (the "Certificates")
                             ----------------------
             (Exact name of registrant as specified in its charter)



 Delaware                                             52-1495132
 ---------------------------------------------        -----------------
 (State or other jurisdiction of incorporation)       (I.R.S. Employer
                                                      Identification No.

 343 Thornall Street
 Edison, New Jersey                                   10043
 ----------------------------------------------       -------------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   (732) 205-0600

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
                                               ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE.

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing. NOT APPLICABLE.

Introductory Note

         This Annual Report on Form 10-K is filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts, and, in particular, the letter dated May 24, 1988 issued by the Office of the Chief Counsel to Chemical Mortgage Securities, Inc. (currently known as Chase Funding, Inc.) an affiliate of the registrant (the "Exemption Order"). Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

         Each Series (a "Series") of the Registrant's Multi-Class Mortgage Pass-Through Certificates (the "Certificates") represent beneficial ownership interests in a trust fund (for each Series a "Trust Fund") consisting, among other things, of a segregated pool of one- to four-family first-lien mortgage loans (the "Mortgage Loans").

PART I

Item 1.           Business.

         Omitted.

Item 2.           Properties.

         Information regarding the mortgaged properties is included in the Annual Statement of Compliance filed under Item 8 and Item 14 hereof.

Item 3.           Legal Proceedings.

         The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, Citibank N.A. (the "Trustee") or Chase Manhattan Mortgage Corporation (the applicable "Servicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee or the Servicer under the applicable pooling and servicing agreement.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of Security Holders for any Series during the fiscal year covered by this report.

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

         (b) The records of the registrant indicate that as of December 31, 2000, the following Series had the following number of holders of record:

                           Series 2000-S1: 44
                           Series 2000-S2: 28
                           Series 2000-S3: 9
                           Series 2000-S4: 15
                           Series 2000-S5: 19
                           Series 2000-S6: 14
                           Series 2000-S7: 21
                           Series 2000-S8: 19

Item 6.           Selected Financial Data.

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.           Financial Statements and Supplementary Data.

         In accordance with the Exemption Orders, the Annual Statement of Compliance and the Annual Independent Accountant's Reports for the Certificates for each Series are included herein as Exhibit 99.1 and 99.2, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Omitted.

Item 11. Executive Compensation.

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The records of DTC indicate that as of December 31, 2000, there were the following holders of record with more than 5% of each class of each Series of Certificates:

---------------------------------------------------------------------------------------------------------
Title of Class           Name & Address of Holder of Record           Original Certificate       % Class
                                                                         Principal Balance
---------------------------------------------------------------------------------------------------------
Series 2000-S1
---------------------------------------------------------------------------------------------------------
Class A-3                Salomon Smith Barney Inc.                              $1,419,000        89.19%
                         333 W. 34th Street
                         New York, NY 10001
---------------------------------------------------------------------------------------------------------
Class A-4                Salomon Smith Barney Inc.                              $2,889,000        91.66%
                         333 W. 34th Street
                         New York, NY 10001
---------------------------------------------------------------------------------------------------------
Class A-5                Bank of New York (The)                                 $4,439,000        52.60%
                         925 Patterson Plank Rd.
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
                         Chase Manhattan Bank                                   $4,000,000        47.40%
                         4 New York Plaza
                         13th Floor
                         New York, NY 10004
---------------------------------------------------------------------------------------------------------
Class A-6                Bank of New York (The)                                 $6,000,000        35.22%
                         925 Patterson Plank Rd.
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit and Trust                          $2,000,000        11.74%
                         Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA 15259
---------------------------------------------------------------------------------------------------------
                         Fiduciary Trust Company International                  $1,000,000         5.87%
                         Two World Trade Center
                         New York, NY 10048-0772
---------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                           $2,000,000        11.74%
                         801 S. Canal C-In
                         Chicago, IL 60607
---------------------------------------------------------------------------------------------------------
                         State Street Bank and Trust Company                    $5,537,000        32.50%
                         1776 Heritage Dr.
                         Global Corporate Action Unit JAB 5NW
                         No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Class A-7                Chase Bank of Texas, N.A.                              $1,500,000         8.67%
                         P.O. Box 2558
                         Houston, TX 77252-8009
---------------------------------------------------------------------------------------------------------
                         Chase Manhattan Bank                                   $2,050,000        11.85%
                         4 New York Plaza
                         13th Floor
                         New York, NY 10004
---------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                         $2,230,000        12.89%
                         3800 Citicorp Center Tampa
                         Tampa, FL 33610-9122
---------------------------------------------------------------------------------------------------------
                         Citibank/ Private Banking Division                     $1,500,000         8.67%
                         333 W. 34th Street
                         5th Floor
                         New York, NY 10001
---------------------------------------------------------------------------------------------------------
Class A-8                UBS Warburg LLC/ CMO                                     $235,695       100.00%
                         677 Washington Boulevard
                         Stamford, CT 06901

---------------------------------------------------------------------------------------------------------
Series 2000-S2
---------------------------------------------------------------------------------------------------------
Class A-1                Citibank, N.A.                                        $35,841,000       100.00%
                         3800 Citicorp Center Tampa
                         Tampa, FL 33610-9122
---------------------------------------------------------------------------------------------------------
Class A-2                Bankers Trust Company                                 $31,630,000       100.00%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
---------------------------------------------------------------------------------------------------------
Class A-3                Citibank, N.A.                                        $24,985,464        54.33%
                         3800 Citicorp Center Tampa
                         Tampa, FL 33610-9122
---------------------------------------------------------------------------------------------------------
                         HSBC Bank USA/ Treasury Investment                    $20,000,000        43.49%
                         140 Broadway - Level A
                         New York, NY 10015
---------------------------------------------------------------------------------------------------------
Class A-4                Credit Suisse First Boston Corporation                 $1,205,090       100.00%
                         c/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------
Class A-6                Bankers Trust Company                                  $6,000,000        25.53%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
---------------------------------------------------------------------------------------------------------
                         Comerica Bank                                          $6,500,000        27.65%
                         411 West Lafayette
                         Mail Code 3404
                         Detroit, MI 48226
---------------------------------------------------------------------------------------------------------
                         Michigan National Bank                                 $2,500,000        10.64%
                         27777 Inkster Road
                         P.O. Box 9088
                         Farmington Hills, MI 48333-9088
---------------------------------------------------------------------------------------------------------
                         State Street Bank and Trust Company                    $4,156,000        17.68%
                         1776 Heritage Dr.
                         Global Corporate Action Unit JAB 5NW
                         No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------
Class A-7                Bankers Trust Company                                  $2,000,000       100.00%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Class A-8                Credit Suisse First Boston Corporation                   $218,369       100.00%
                         c/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------
Series 2000-S4
---------------------------------------------------------------------------------------------------------
Class A-3                Chase Manhattan Bank                                   $4,500,000       100.00%
                         4 New York Plaza
                         13th Floor
                         New York, NY 10004
---------------------------------------------------------------------------------------------------------
Class A-4                Northern Trust Company (The)                           $2,348,000       100.00%
                         801 S. Canal C-IN
                         Chicago, IL 60607
---------------------------------------------------------------------------------------------------------
Class A-5                Citibank, N.A.                                         $6,788,000       100.00%
                         3800 Citicorp Center Tampa
                         Tampa, FL 33610-9122
---------------------------------------------------------------------------------------------------------
Class A-6                Citibank, N.A.                                         $7,957,000       100.00%
                         3800 Citicorp Center Tampa
                         Tampa, FL 33610-9122
---------------------------------------------------------------------------------------------------------
Class A-7                Bank of New York (The)                                 $2,000,000        18.18%
                         925 Patterson Plank Rd.
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
                         FUNB - Phila. Main                                     $9,000,000        81.82%
                         123 South Broad Street
                         Philadelphia, PA 19109
---------------------------------------------------------------------------------------------------------
Class AP                  Bankers Trust Company                                 $1,359,000       100.00%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
---------------------------------------------------------------------------------------------------------
Series 2000-S5
---------------------------------------------------------------------------------------------------------
Class A-4                Bank of New York (The)                                $28,117,000       100.00%
                         925 Patterson Plank Rd.
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class A-5                A.G. Edwards & Sons, Inc.                              $6,445,000        96.27%
                         125 Broad Street
                         40th Floor
                         New York, NY 10004
---------------------------------------------------------------------------------------------------------
Class A-6                Merrill Lynch, Pierce,  Fenner & Smith, Inc.           $3,233,964       100.00%
                         - Debt Sec
                         4 Corporate Place
                         Piscataway, NJ 08855
---------------------------------------------------------------------------------------------------------
Class A-7                Merrill Lynch, Pierce,  Fenner & Smith, Inc.             $265,255       100.00%
                         - Debt Sec
                         4 Corporate Place
                         Piscataway, NJ 08855
---------------------------------------------------------------------------------------------------------
Series 2000-S6
---------------------------------------------------------------------------------------------------------
Class A-3                Bankers Trust Company                                  $1,500,000        34.12%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
---------------------------------------------------------------------------------------------------------
                         Bank One Trust Company, N.A.                             $500,000        11.37%
                         1900 Polaris Parkway
                         4th Floor
                         Columbus, OH 43240
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
                         State Street Bank and Trust Company                    $2,396,000        54.50%
                         1776 Heritage Dr.
                         Global Corporate Action Unit JAB 5NW
                         No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------
Class A-4                Citibank, N.A.                                        $16,271,000       100.00%
                         3800 Citicorp Center Tampa
                         Tampa, FL 33610-9122
---------------------------------------------------------------------------------------------------------
Class A-5                Chase Manhattan Bank                                   $9,462,000       100.00%
                         4 New York Plaza
                         13th Floor
                         New York, NY 10004
---------------------------------------------------------------------------------------------------------
Class AP                 Chase Securities Inc.                                     $54,128       100.00%
                         4 New York Plaza
                         New York, NY  10041
---------------------------------------------------------------------------------------------------------
Series 2000-S7
---------------------------------------------------------------------------------------------------------
Class A-1                Bank of New York (The)                                $10,000,000        14.34%
                         925 Patterson Plank Rd.
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                 $39,740,800        56.98%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
---------------------------------------------------------------------------------------------------------
                         State Street Bank and Trust Company                   $17,000,000        24.38%
                         1776 Heritage Dr.
                         Global Corporate Action Unit JAB 5NW
                         No. Quincy, MA 02171
---------------------------------------------------------------------------------------------------------
Class A-2                 Bank of New York (The)                               $25,000,000        82.83%
                         925 Patterson Plank Rd.
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
                         Norwest Investment Services, Inc.                      $5,181,000        17.17%
                         c/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------
Class A-3                Chase Bank/ Greenwich Capital                          $6,000,000        22.22%
                         4 New York Plaza
                         New York, NY 10004
---------------------------------------------------------------------------------------------------------
                         Edward D. Jones & Co.                                 $20,965,000        77.65%
                         700 Maryville Center Drive
                         St. Louis, MO 63141
---------------------------------------------------------------------------------------------------------
Class A-4                Chase Bank/ Greenwich Capital                            $940,645       100.00%
                         4 New York Plaza
                         New York, NY 10004
---------------------------------------------------------------------------------------------------------
Class AP                 Chase Bank/ Greenwich Capital                             $94,770       100.00%
                         4 New York Plaza
                         New York, NY 10004
---------------------------------------------------------------------------------------------------------
Series 2000-S8
---------------------------------------------------------------------------------------------------------
Class A-2                Credit Suisse First Boston Corporation                   $483,870       100.00%
                         c/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------
Class A-3                Bankers Trust Company                                  $81,382,00       100.00%
                         648 Grassmere Park Drive
                         Nashville, TN  37211
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Class A-4                Chase Manhattan Bank                                  $13,091,000       100.00%
                         4 New York Plaza
                         13th Floor
                         New York, NY 10004
---------------------------------------------------------------------------------------------------------
Class A-5                Citibank, N.A.                                         $9,015,000       100.00%
                         3800 Citicorp Center Tampa
                         Tampa, FL 33610-9122
---------------------------------------------------------------------------------------------------------
Class A-6                Associated Bank Green Bay, National                    $2,000,000        13.33%
                         Association
                         200 North Adams Street
                         Green Bay, WI 54307-9006
---------------------------------------------------------------------------------------------------------
                         Credit Suisse First Boston Corporation                $13,000,000        86.67%
                         c/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------
Class A-P                Credit Suisse First Boston Corporation                   $148,756       100.00%
                         c/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------
Class A-R                Credit Suisse First Boston Corporation                       $100       100.00%
                         c/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------
Class M                  Bost and Co                                            $2,400,000       100.005
                         c/o Boston Safe Deposit and Tr Co
                         Securities Operations Dept (BP-V)
                         PO Box 9118
                         Boston, MA 02205
---------------------------------------------------------------------------------------------------------
Class B-1                Hare & Co                                              $1,725,000       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ 07195
---------------------------------------------------------------------------------------------------------
Class B-2                Hare & Co                                                $750,000       100.00%
                         c/o The Bank of New York
                         P.O. Box 19266
                         Newark, NJ 07195
---------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions.

         Omitted.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

              99.1 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2000.

              99.2 (i) Servicer's Annual Statement of Compliance for Series 2000-S1
                    (ii) Servicer's Annual Statement of Compliance for Series 2000-S2
                    (iii) Servicer's Annual Statement of Compliance for Series 2000-S3
                    (iv) Servicer's Annual Statement of Compliance for Series 2000-S4
                    (v) Servicer's Annual Statement of Compliance for Series 2000-S5
                    (vi) Servicer's Annual Statement of Compliance for Series 2000-S6
                    (vii) Servicer's Annual Statement of Compliance for Series 2000-S7
                    (viii) Servicer's Annual Statement of Compliance for Series 2000-S8

         (b) Reports on Form 8-K during the last quarter of the prior calendar year.

         (i) Reports on Form 8-K dated as of October 6, 2000, October 31, 2000, December 11, 2000 and December 29, 2000 in response to Item 5 (other events) of Form 8-K were filed with respect to information contained in the Distribution Date Statement for each Series delivered for the Distribution Dates occurring in September, October, November and December 2000, respectively.

         (ii) Reports on Form 8-K were filed during the last quarter of the prior calendar year for the following Series:

                    (A) Series 2000-S8 October 25, 2000 in response to Item 5 (computation materials)

                    (B) Series 2000-S8 October 27, 2000 in response to Item 5 (legality and tax opinion)

                    (C) Series 2000-S8 November 13, 2000 in response to Item 5 (acquisition or disposition of assets)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             CHASE MORTGAGE FINANCE CORP.  (Registrant)


             By: /s/Luke S. Hayden
             ---------------------------------
             Name:  Luke S. Hayden
             Title: Chief Executive Officer

Date:    March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    March 30, 2001                              By:               /s/ Luke S. Hayden
                                                     -----------------------------------------------
                                                     Name:             Luke S. Hayden
                                                     Title:            (Chairman)
                                                                       Chief Executive Officer

Date:    March 30, 2001                              By:               /s/ Paul Mullings
                                                     ----------------------------------------------
                                                     Name:             Paul Mullings
                                                     Title:            (Director)
                                                                       President

Date:    March 30, 2001                              By:               /s/ Michael D. Katz
                                                     ----------------------------------------------
                                                     Name:             Michael D. Katz
                                                     Title:            Director

Date:    March 30, 2001                              By:               /s/ Catherine Eckert
                                                     ----------------------------------------------
                                                     Name:             Catherine Eckert
                                                     Title:            Director

Date:    March 30, 2001                              By:               /s/ Stephen Fortunato
                                                     ---------------------------------------------------
                                                     Name:             Stephen Fortunato
                                                     Title:            Treasurer
                                                                       (Chief Financial Officer)

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

                                INDEX TO EXHIBITS

99.1 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the Year-end December 31, 2000.

99.2     (i) Servicer's Annual Statement of Compliance for Series 2000-S1
         (ii) Servicer's Annual Statement of Compliance for Series 2000-S2
         (iii) Servicer's Annual Statement of Compliance for Series 2000-S3
         (iv) Servicer's Annual Statement of Compliance for Series 2000-S4
         (v) Servicer's Annual Statement of Compliance for Series 2000-S5
         (vi) Servicer's Annual Statement of Compliance for Series 2000-S6
         (vii) Servicer's Annual Statement of Compliance for Series 2000-S7
         (viii) Servicer's Annual Statement of Compliance for Series 2000-S8