Form 10-K405
period 2001-12-31
CHASE MORTGAGE FINANCE CORP
filed 2002-03-27
CIK 830379

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-76801
                 -----------------------------------------------

                       CHASE MORTGAGE FINANCE CORPORATION
               (Issuer in respect of Chase Mortgage Finance Trust
                 Series 2001-S1, Series 2001-S2, Series 2001-S3,
                 Series 2001-S4, Series 2001-S5, Series 2001-S6,
                    and Series 2001-S7) (the "Certificates")
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



 Delaware                                           52-1495132
 ----------------------------                ----------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.
 of incorporation)

 343 Thornall Street
 Edison, New Jersey                                   08837
 ----------------------------------------------       ----------
 (Address of principal executive offices)             (Zip Code)


  Registrant's telephone number, including area code:         (732) 205-0600

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

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

         (a) (1) To the knowledge of the registrant, there is no established public market for the Certificates of any Series

             (2) To the knowledge of the registrant, there are no reported high and low bid quotations for any of the Certificates.

         (b) The records of the registrant indicate that as of December 31, 2001, the following Series had the following number of holders of record:


                           Series                             No. of Holders
                           ---------------------              ---------------
                           2001-S1:         A1                1
                                            A2                9
                                            A3                1
                                            A4                1
                           2001-S2:         A1                5
                                            A2                1
                                            A3                2
                                            A4                1
                                            A5                2
                                            AP                1
                                            AR                1
                                            B1                1
                                            B2                1
                           2001-S3:         A1                3
                                            AP                1
                                            M                 1
                                            B1                1
                                            B2                1
                           2001-S4:         A1                1
                                            A2                1
                                            A3                1
                                            A4                2
                                            A5                1
                                            A6                1
                                            A7                1
                                            A8                1
                                            A9                1
                                            A10               1
                                            A11               1
                                            A12               2
                                            AP                1
                                            M                 1
                                            B1                1
                                            B2                1

                           Series                             No. of Holders
                           ---------------------              ---------------

                           2001-S5:         IA1               1
                                            IA2               1
                                            IA3               3
                                            IA4               3
                                            IA5               1
                                            IA6               3
                                            IA7               2
                                            IA8               1
                                            IA9               1
                                            IA10              3
                                            IA11              1
                                            IA12              2
                                            IA13              1
                                            IA14              1
                                            IA15              1
                                            IA16              3
                                            IA17              1
                                            IA18              3
                                            IA19              2
                                            IA20              1
                                            IIA1              5
                                            AP                1
                                            AX                1
                                            M                 1
                                            B1                1
                                            B2                1
                           2001-S6:         A1                1
                                            A2                1
                                            A3                2
                                            A4                2
                                            A5                2
                                            A6                1
                                            A7                1
                                            A8                1
                                            A9                1
                                            A10               1
                                            A11               1
                                            A12               1
                                            AP                1
                                            M                 1
                                            B1                1
                                            B2                1
                           2001-S7:         A1                1
                                            A2                8
                                            A3                8
                                            A4                1
                                            A5                3
                                            A6                1
                                            A7                1
                                            A8                4
                                            A9                1
                                            AP                1
                                            AX                1
                                            M                 1
                                            B1                1
                                            B2                1

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

         Omitted.

Item 11. Executive Compensation.

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The records of DTC indicate that as of December 31, 2001, there were the following holders of record with more than 5% of each class of each Series of Certificates:

---------------------------------------------------------------------------------------------------------
Title of Class           Name & Address of Holder of Record                Original Certificate   % Class
                                                                           Principal Balance
---------------------------------------------------------------------------------------------------------
Series 2001-S1
---------------------------------------------------------------------------------------------------------
Class A1                 Fifth Third Bank (The)                                    $25,000          100%
                         38 Fountain Square Plaza
                         Cincinnati, OH 45263
---------------------------------------------------------------------------------------------------------
Class A2                 Bank of New York (The)                                 $9,650,000            6%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
                         Bear, Sterns Securities Corp.                         $54,000,000           33%
                         One Metrotech Center North
                         Brooklyn, NY 11201-3862
---------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                        $30,000,000           18%
                         3800 Citibank Center
                         Tampa, FL  33630
---------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                   $48,913,265           30%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
---------------------------------------------------------------------------------------------------------
Class A3                 State Street Bank & Trust Company                      $6,387,000          100%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
---------------------------------------------------------------------------------------------------------
Class A4                 JPMorgan Chase Bank                                   $19,033,350          100%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
---------------------------------------------------------------------------------------------------------
Series 2001-S2
---------------------------------------------------------------------------------------------------------
Class A1                 Bank of New York (The)                                $72,264,000           22%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                 $75,000,000           22%
                         648 Grassmere Park Road
                         Nashville, TN 37211
---------------------------------------------------------------------------------------------------------
                         Boston Safe Deposit & Trust Company                   $35,000,000           10%
                         525 William Penn Place
                         Suite 3631
                         Pittsburgh, PA  15259
---------------------------------------------------------------------------------------------------------
                         Citibank, N.A.                                       $145,639,000           44%
                         3800 Citibank Center
                         Tampa, FL  33630
---------------------------------------------------------------------------------------------------------
Class A2                 JPMorgan Chase Bank                                   $14,000,000          100%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
---------------------------------------------------------------------------------------------------------
Class A3                 Boston Safe Deposit & Trust Company                    $7,737,000           33%
                         525 William Penn Place
                         Suite 3631
                         Pittsburgh, PA  15259
---------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                   $15,473,000           67%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
---------------------------------------------------------------------------------------------------------
Class A4                 JPMorgan Chase Bank                                   $14,999,000          100%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
---------------------------------------------------------------------------------------------------------
Class A5                 Bank of New York (The)                                $35,000,000           78%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class AP                 J.P. Morgan Securities Inc., - Fixed Income            $1,010,401          100%
                         4 New York Plaza, 9th Floor
                         New York, NY 10041
---------------------------------------------------------------------------------------------------------
Class M                  Bank of New York (The)                                 $6,075,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class B1                 Bank of New York (The)                                 $4,050,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class B2                 JPMorgan Chase Bank/CCSG                               $2,700,000          100%
                         P.O. Box 2558
                         Houston, TX 77252
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Title of Class           Name & Address of Holder of Record                Original Certificate   % Class
                                                                           Principal Balance
---------------------------------------------------------------------------------------------------------
Series 2001-S3
---------------------------------------------------------------------------------------------------------
Class A1                 Citibank, N.A.                                        $25,000,000        25.00%
                         3800 Citibank Center
                         Tampa, FL  33630
---------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                   $72,084,000        73.00%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
---------------------------------------------------------------------------------------------------------
Class M                  Bank of New York (The)                                   $851,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class B1                 Bank of New York (The)                                   $500,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class B2                 Bank of New York (The)                                   $100,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Series 2001-S4
---------------------------------------------------------------------------------------------------------
Class A1                 Mellon Bank/Safekeeping                               $50,356,000          100%
                         500 Grant Street
                         Pittsburgh, PA 15259-0001
---------------------------------------------------------------------------------------------------------
Class A2                 Citibank, N.A.                                        $14,000,000          100%
                         3800 Citibank Center
                         Tampa, FL  33630
---------------------------------------------------------------------------------------------------------
Class A3                 Bank of New York (The)                                $15,078,500          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class A4                 Bank of New York (The)                                $50,000,000           50%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
                         Bankers Trust Company                                 $50,000,000           50%
                         648 Grassmere Park Road
                         Nashville, TN 37211
---------------------------------------------------------------------------------------------------------
Class A5                 Citibank, N.A.                                        $92,022,500          100%
                         3800 Citibank Center
                         Tampa, FL  33630
---------------------------------------------------------------------------------------------------------
Class A6                 Bankers Trust Company                                 $12,588,000          100%
                         648 Grassmere Park Road
                         Nashville, TN 37211
---------------------------------------------------------------------------------------------------------
Class A7                  Central Trust Bank/Investments Department               $995,000          100%
                         Investments Department
                         Jefferson City, MO 65101
---------------------------------------------------------------------------------------------------------
Class A8                 Bank of New York (The)                                 $9,400,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class A9                  State Street Bank & Trust Company                    $11,213,500          100%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
---------------------------------------------------------------------------------------------------------
Class A10                JPMorgan Chase Bank                                    $9,000,000          100%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
---------------------------------------------------------------------------------------------------------
Class A11                 Bank of New York (The)                               $29,613,500          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class A12                Bank of New York (The)                                $25,000,000           62%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                   $15,000,000           38%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
---------------------------------------------------------------------------------------------------------
Class AP                 J.P. Morgan Securities Inc., - Fixed Income              $773,165          100%
                         4 New York Plaza, 9th Floor
                         New York, NY 10041
---------------------------------------------------------------------------------------------------------
Class M                  Bank of New York (The)                                 $6,000,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class B1                 Bank of New York (The)                                 $3,400,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class B2                 Bank of New York (The)                                 $2,400,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Title of Class           Name & Address of Holder of Record                Original Certificate   % Class
                                                                           Principal Balance
---------------------------------------------------------------------------------------------------------
Series 2001-S5
---------------------------------------------------------------------------------------------------------
Class IA-1               Bank of New York (The)                                 $6,821,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class IA-2               Bank of New York (The)                                $26,925,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class IA-3               JPMorgan Chase Bank                                      $200,000            8%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
---------------------------------------------------------------------------------------------------------
                         Salomon Smith Barney Inc.                              $2,401,000           91%
                         333 W. 34th Street
                         New York, NY 10001
---------------------------------------------------------------------------------------------------------
Class IA-4               JPMorgan Chase Bank                                   $11,000,000           38%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
---------------------------------------------------------------------------------------------------------
                         Legg Mason Wood Walker, Inc.                           $7,436,105           26%
                         C/o ADP Proxy  Services
---------------------------------------------------------------------------------------------------------
                         Northern Trust Company (The)                          $10,626,250           37%
                         801 S. Canal C-IN
                         Chicago, IL  60607
---------------------------------------------------------------------------------------------------------
Class IA-5               Bankers Trust Company                                 $45,638,000          100%
                         648 Grassmere Park Road
                         Nashville, TN 37211
---------------------------------------------------------------------------------------------------------
Class IA-6               Bankers Trust Company                                    $350,000           13%
                         648 Grassmere Park Road
                         Nashville, TN 37211
---------------------------------------------------------------------------------------------------------
                         Salomon Smith Barney Inc.                              $2,414,000           87%
                         333 W. 34th Street
                         New York, NY 10001
---------------------------------------------------------------------------------------------------------
Class IA-7               Salomon Smith Barney Inc.                              $1,673,000          100%
                         333 W. 34th Street
                         New York, NY 10001
---------------------------------------------------------------------------------------------------------
Class IA-8               Salomon Smith Barney Inc.                              $1,495,000          100%
                         333 W. 34th Street
                         New York, NY 10001
---------------------------------------------------------------------------------------------------------
Class IA-9               Salomon Smith Barney Inc.                              $2,651,000          100%
                         333 W. 34th Street
                         New York, NY 10001
---------------------------------------------------------------------------------------------------------
Class IA-10              Bank of New York (The)                                $11,545,697           13%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
                         Mellon Bank/Safekeeping                               $50,380,500           57%
                         500 Grant Street
                         Pittsburgh, PA 15259-0001
---------------------------------------------------------------------------------------------------------
                         Morgan Stanley & Co. Incorporated                     $25,807,915           29%
                         One Pierrepont Plaza
                         Brooklyn, NY 11201
---------------------------------------------------------------------------------------------------------
Class IA-11              Credit Suisse First Boston Corporation                $40,649,888          100%
                         C/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------
Class IA-12              Salomon Smith Barney Inc.                              $1,494,000           79%
                         333 W. 34th Street
                         New York, NY 10001
---------------------------------------------------------------------------------------------------------
Class IA-13              Citibank, N.A.                                        $33,828,888          100%
                         3800 Citibank Center
                         Tampa, FL  33630
---------------------------------------------------------------------------------------------------------
Class IA-14              Bankers Trust Company                                 $38,540,000          100%
                         648 Grassmere Park Road
                         Nashville, TN 37211
---------------------------------------------------------------------------------------------------------
Class IA-15              Credit Suisse First Boston Corporation                   $933,000          100%
                         C/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------
Class IA-16              Salomon Smith Barney Inc.                              $1,658,000           97%
                         333 W. 34th Street
                         New York, NY 10001
---------------------------------------------------------------------------------------------------------
Class IA-17              Salomon Smith Barney Inc.                              $1,168,000          100%
                         333 W. 34th Street
                         New York, NY 10001
---------------------------------------------------------------------------------------------------------
Class IA-18              Salomon Smith Barney Inc.                              $1,787,000           98%
                         333 W. 34th Street
                         New York, NY 10001
---------------------------------------------------------------------------------------------------------
Class IA-19              Northern Trust Company (The)                             $500,000           13%
                         801 S. Canal C-IN
                         Chicago, IL  60607
---------------------------------------------------------------------------------------------------------
                         Salomon Smith Barney Inc.                              $3,291,000           87%
                         333 W. 34th Street
                         New York, NY 10001
---------------------------------------------------------------------------------------------------------
Class IA-20              Credit Suisse First Boston Corporation                   $385,222          100%
                         C/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------
Class IIA-1              Citibank, N.A.                                        $19,892,666           14%
                         3800 Citibank Center
                         Tampa, FL  33630
---------------------------------------------------------------------------------------------------------
                         JPMorgan Chase Bank                                   $85,414,134           59%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
---------------------------------------------------------------------------------------------------------
                         State Street Bank & Trust Company                     $33,810,354           23%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
---------------------------------------------------------------------------------------------------------
Class AP                 Credit Suisse First Boston Corporation                 $1,054,206          100%
                         C/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------
Class M                  Bankers Trust Company                                  $5,176,407          100%
                         648 Grassmere Park Road
                         Nashville, TN 37211
---------------------------------------------------------------------------------------------------------
Class B1                 LaSalle National Bank National Association             $2,925,795          100%
                         135 South LaSalle Street
                         Chicago, IL 60603
---------------------------------------------------------------------------------------------------------
Class B2                 LaSalle National Bank National Association             $2,250,612          100%
                         135 South LaSalle Street
                         Chicago, IL 60603
---------------------------------------------------------------------------------------------------------
Class AX                 Credit Suisse First Boston Corporation                 $1,792,186          100%
                         C/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Title of Class           Name & Address of Holder of Record                Original Certificate   % Class
                                                                           Principal Balance
---------------------------------------------------------------------------------------------------------
Series 2001-S6
---------------------------------------------------------------------------------------------------------
Class A1                 Bankers Trust Company                                 $32,158,777          100%
                         648 Grassmere Park Road
                         Nashville, TN 37211
---------------------------------------------------------------------------------------------------------
Class A2                 Bank of New York (The)                                $32,158,777          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class A3                 Bankers Trust Company                                 $15,642,471           22%
                         648 Grassmere Park Road
                         Nashville, TN 37211
---------------------------------------------------------------------------------------------------------
                         Nomura Securities/Fixed Income                        $56,000,000           78%
                         2 World Financial Center,
                         Bldg. B
                         New York, NY 10281-1198
---------------------------------------------------------------------------------------------------------
Class A4                 Nomura Securities/Fixed Income                        $45,000,000           96%
                         2 World Financial Center,
                         Bldg. B
                         New York, NY 10281-1198
---------------------------------------------------------------------------------------------------------
Class A5                 Bank of New York (The)                                $10,000,000           40%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
                         Merrill Lynch, Pierce Fenner & Smith                  $15,000,000           60%
                         Safekeeping
                         4 Corporate Park 287
                         Piscataway, NJ 08855
---------------------------------------------------------------------------------------------------------
Class A6                 Bankers Trust Company                                  $5,000,000           10%
                         648 Grassmere Park Road
                         Nashville, TN 37211
---------------------------------------------------------------------------------------------------------
Class A7                 Bankers Trust Company                                 $41,989,629          100%
                         648 Grassmere Park Road
                         Nashville, TN 37211
---------------------------------------------------------------------------------------------------------
Class A8                 State Street Bank & Trust Company                     $41,989,629          100%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
---------------------------------------------------------------------------------------------------------
Class A9                 Merrill Lynch, Pierce Fenner & Smith                  $13,445,000          100%
                         Safekeeping
                         4 Corporate Park 287
                         Piscataway, NJ 08855
---------------------------------------------------------------------------------------------------------
Class A10                Bank of New York (The)                                $13,355,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class A11                Citibank, N.A.                                        $14,111,123          100%
                         3800 Citibank Center
                         Tampa, FL  33630
---------------------------------------------------------------------------------------------------------
Class A12                Credit Suisse First Boston Corporation                $25,727,000          100%
                         C/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------
Class AP                 J.P. Morgan Securities Inc., - Fixed Income               $70,486          100%
                         4 New York Plaza, 9th Floor
                         New York, NY 10041
---------------------------------------------------------------------------------------------------------
Class M                  Bank of New York (The)                                 $3,900,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class B1                 Bank of New York (The)                                 $2,700,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class B2                 LaSalle National Bank National Association             $1,800,000          100%
                         135 South LaSalle Street
                         Chicago, IL 60603
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Title of Class           Name & Address of Holder of Record                Original Certificate   % Class
                                                                           Principal Balance
---------------------------------------------------------------------------------------------------------
Series 2001-S7
---------------------------------------------------------------------------------------------------------
Class A1                 Bankers Trust Company                                 $25,000,000          100%
                         648 Grassmere Park Road
                         Nashville, TN 37211
---------------------------------------------------------------------------------------------------------
Class A2                 Bank of New York (The)                                 $8,351,000           28%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
                         Bank One Trust Company, N.A.                           $5,000,000           17%
                         340 South Cleveland Avenue
                         Columbus, OH  43240
---------------------------------------------------------------------------------------------------------
                         A.G. Edwards & Sons, Inc.                              $8,000,000           27%
                         2801 Clark Street
                         St. Louis, MO 63103
---------------------------------------------------------------------------------------------------------
                         McDonald Investments Inc.                              $2,000,000            7%
                         4900 Tiedeman
                         Mail Code OH-01-49-0230
                         Brooklyn, OH 44114
---------------------------------------------------------------------------------------------------------
                         UBS Paine Webber Inc.                                  $5,695,000           20%
                         1000 Harbor Blvd
                         Weekhawken, NJ 07087
---------------------------------------------------------------------------------------------------------
Class A3                 A.G. Edwards & Sons, Inc.                              $2,000,000           27%
                         2801 Clark Street
                         St. Louis, MO 63103
---------------------------------------------------------------------------------------------------------
                         Prudential Securities Incorporated                     $3,464,000           47%
                         111 8th Avenue
                         New York, NY 10011
---------------------------------------------------------------------------------------------------------
                         Raymond, James & Associates, Inc.                        $500,000            7%
                         880 Carilion Parkway
                         St. Petersburg, FL 33716
---------------------------------------------------------------------------------------------------------
                         Wells Fargo Bank Minnesota, N.A.                       $1,000,000           14%
                         733 Marquette Avenue
                         N9306-051
                         Minneapolis, MN 55479
---------------------------------------------------------------------------------------------------------
Class A4                 State Street Bank & Trust Company                     $24,125,563          100%
                         1776 Heritage Drive
                         No. Quincy, MA  02171
---------------------------------------------------------------------------------------------------------
Class A5                 JPMorgan Chase Bank                                   $50,000,000           50%
                         C/O JP Morgan Investor Services
                         14201 Dallas Pkwy 12th Fl
                         Dallas, TX 75254
---------------------------------------------------------------------------------------------------------
                         Morgan Stanley & Co. Incorporated                     $32,000,000           32%
                         One Pierrepont Plaza
                         Brooklyn, NY 11201
---------------------------------------------------------------------------------------------------------
                         Salomon Smith Barney Inc./ Salomon Brothers           $18,000,000           18%
                         333 W. 34th Street
                         New York, NY 10001
---------------------------------------------------------------------------------------------------------
Class A6                 Credit Suisse First Boston Corporation                   $927,906          100%
                         C/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------
Class A7                 Bank of New York (The)                                $54,300,000          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class A8                 Crowell, Weedon & Co.                                     $80,000           10%
                         624 S. Grand Avenue
                         Los Angeles, CA 90017
---------------------------------------------------------------------------------------------------------
                         SWS Securities, Inc.                                     $342,000           41%
                         1201 Elm Street
                         Dallas, TX 75270
---------------------------------------------------------------------------------------------------------
                         Wedbush Morgan Securities, Inc.                          $225,000           27%
                         1000 Wilshire Blvd.
                         Los Angeles, CA 90017
---------------------------------------------------------------------------------------------------------
Class A9                 The  Bank of New  York/  Ellington  Overseas          $25,000,000          100%
                         Partners, Ltd.
                         **Participants Contact Not Found**
---------------------------------------------------------------------------------------------------------
Class AP                  Credit Suisse First Boston Corporation                  $162,050          100%
                         C/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------
Class M                  Bank of New York (The)                                 $3,000,493          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class B1                  Bank of New York (The)                                $2,500,411          100%
                         925 Patterson Plank Road
                         Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------
Class B2                 Credit Suisse First Boston Corporation                 $1,250,205          100%
                         C/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------
Class AX                 Credit Suisse First Boston Corporation                   $839,948          100%
                         C/o ADP Proxy Services
---------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions.

         Omitted.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  99.1 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2001.

                  99.2 (i) Servicer's Annual Statement of Compliance for Series 2001-S1
                           (ii) Servicer's Annual Statement of Compliance for Series 2001-S2
                           (iii) Servicer's Annual Statement of Compliance for Series 2001-S3
                           (iv) Servicer's Annual Statement of Compliance for Series 2001-S4
                           (v) Servicer's Annual Statement of Compliance for Series 2001-S5
                           (vi) Servicer's Annual Statement of Compliance for Series 2001-S6
                           (vii) Servicer's Annual Statement of Compliance for Series 2001-S7

         (b) Reports on Form 8-K during the last quarter of the prior calendar year.

                  (i) Reports on Form 8-K dated as of October 9, 2001, November 8, 2001 and December 11, 2001 in response to
                           Item 5 (other events) of Form 8-K were filed with respect to information contained in the Distribution Date Statement for each Series delivered for the Distribution Dates occurring in September, October and November 2001, respectively.

                  (ii) Reports on Form 8-K were filed during the last quarter of the prior calendar year for the following
                           Series:

                           (A) Series 2001-S5 October 11, 2001 in response to Item 7 (Financial Statements)

                           (B) Series 2001-S6 October 24, 2001 in response to Items 5 & 7 (Computational Materials and Financial Statements)

                           (C) Series 2001-S6 October 29, 2001 in response to Items 5 & 7 (Filing of Legality and Tax Opinions and Financial Statements)

                           (D) Series 2001-S7 November 2, 2001 in response to Items 5 & 7 (Filing of Collateral Term Sheets and Financial Statements)

                           (E) Series 2001-S6 November 7, 2001 in response to Items 2 & 7 (Acquisition or disposition of assets and Financial statements)

                           (F) Series 2001-S7 November 26, 2001 in response to Item 5 (Computational Materials)

                           (G) Series 2001-S7 November 28, 2001 in response to Item 5 (Filing of Legality and Tax Opinions)

                           (H) Series 2001-S7 December 13, 2001 in response to Items 2 & 7 (Acquisition or disposition of assets and Financial statements)

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


Date:    March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    March 26, 2002             By:               /s/ Luke S. Hayden
                                    --------------------------------------------
                                    Name:             Luke S. Hayden
                                    Title:            (Chairman)
                                                      Chief Executive Officer



Date:    March 26, 2002             By:               /s/ Paul Mullings
                                    --------------------------------------------
                                    Name:             Paul Mullings
                                    Title:            (Director)
                                                      President



Date:    March 26, 2002             By:               /s/ Michael D. Katz
                                    --------------------------------------------
                                    Name:             Michael D. Katz
                                    Title:            Director



Date:    March 26, 2002             By:               /s/ Catherine Eckert
                                    --------------------------------------------
                                    Name:             Catherine Eckert
                                    Title:            Director


Date:    March 26, 2002             By:               /s/ Stephen Fortunato
                                    --------------------------------------------
                                    Name:             Stephen Fortunato
                                    Title:            Treasurer
                                                      (Chief Financial Officer)

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

                                INDEX TO EXHIBITS


                  99.1 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the Year-end December 31, 2001.

                  99.2 (i) Servicer's Annual Statement of Compliance for Series 2001-S1
                           (ii) Servicer's Annual Statement of Compliance for Series 2001-S2
                           (iii) Servicer's Annual Statement of Compliance for Series 2001-S3
                           (iv) Servicer's Annual Statement of Compliance for Series 2001-S4
                           (v) Servicer's Annual Statement of Compliance for Series 2001-S5
                           (vi) Servicer's Annual Statement of Compliance for Series 2001-S6
                           (vii) Servicer's Annual Statement of Compliance for Series 2001-S7