Form 10-K
period 2002-12-31
CHASE MORTGAGE FINANCE CORP
filed 2003-03-31
CIK 830379

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
        -----------------------------------------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-76801
                 -----------------------------------------------

                       CHASE MORTGAGE FINANCE CORPORATION
               (Issuer in respect of Chase Mortgage Finance Trust
                 Series 2002-S1, Series 2002-S2, Series 2002-S3,
                 Series 2002-S4, Series 2002-S5, Series 2002-S6,
               Series 2002-S7, Series 2002-S8 and Series 2002-A1)
                              (the "Certificates")
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                     52-1495132
-------------------------------------        -----------------------------------
(State or other jurisdiction                 (I.R.S. Employer Identification No.
of incorporation)

343 Thornall Street
Edison, New Jersey                           08837
----------------------------------------     -------------
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


Item 3.  Legal Proceedings.

         The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, Citibank N.A. (the "Trustee") or Chase Manhattan Mortgage Corporation (the applicable "Servicer"), Washington Mutual Mortgage Securities Corp., Countrywide Home Loans Servicing LP, other than ordinary routine litigation incidental to duties of the registrant, Trustee or the Servicer under the applicable pooling and servicing agreement.


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

         (b) The records of the registrant indicate that as of December 31, 2002, the following Series had the following number of holders of record:

              Series                    No. of Holders
              ----------------          ----------------

              2002-S1                   31

              2002-S2                   18

              2002-S3                   99

              2002-S4                   127

              2002-S5                   15

              2002-S6                   14

              2002-S7                   21

              2002-S8                   15

              2002-A1                   35


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

         Omitted.

Item 11. Executive Compensation.

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of each Series of Certificates:

Chase Mortgage              Name & Address of Participant                  Original Certificate              % of Class
Finance Trust                                                              Principal Balance
Series 2002-S1

Class A1                    The Bank of New York                                       $15,000,000                5.83%
                            One Wall Street
                            New York, NY  10286

                            Boston Safe Deposit and Trust Company                      $16,700,000                6.49%
                            525 William Penn Place, Suite 3148
                            Pittsburgh, PA  15259

                            Deutsche Bank Trust Company Americas                      $121,284,000               47.14%
                            648 Grassmere Park Road
                            Nashville, TN  37211

                            JPMorgan Chase Bank                                        $78,300,000               30.43%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

Class A2                    Deutsche Bank Trust Company Americas                       $27,800,000              100.00%
                            648 Grassmere Park Road
                            Nashville, TN  37211

Class A3                    The Bank of New York                                        $9,656,000               45.02%
                            One Wall Street
                            New York, NY  10286

                            JPMorgan Chase Bank                                         $7,471,000               34.84%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

                            State Street Bank and Trust Company                         $1,579,000                7.36%
                            1776 Heritage Dr.
                            Global Corporate Action Unit JAB 5NW
                            No. Quincy, MA 02171

Class A4                    The Bank of New York                                       $12,831,000               71.96%
                            One Wall Street
                            New York, NY  10286

                            JPMorgan Chase Bank                                         $5,000,000               28.04%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

Class A5                    JPMorgan Chase Bank                                        $21,432,000              100.00%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

Class A6                    Deutsche Bank Trust Company Americas                       $25,000,000               62.50%
                            648 Grassmere Park Road
                            Nashville, TN  37211

                            JPMorgan Chase Bank                                        $15,000,000               37.50%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

Class AP                    Salomon Smith Barney Inc./Salomon Brothers                  $1,410,884              100.00%
                            333 W 34th Street, 3rd Floor
                            New York, NY  10001

Class M                     JPMorgan Chase Bank                                         $4,800,000               82.76%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

                            J.P. Morgan Securities Inc.                                 $1,000,000               17.24%
                            34 Exchange Place, 4th Floor
                            Jersey City, NJ  07302

Class B1                    State Street Bank and Trust Company                         $2,600,000              100.00%
                            1776 Heritage Dr.
                            Global Corporate Action Unit JAB 5NW
                            No. Quincy, MA 02171

Class B2                    The Bank of New York                                        $1,800,000              100.00%
                            One Wall Street
                            New York, NY  10286

Series 2002-S2
Class A1                    The Bank of New York                                       $61,160,000               23.46%
                            One Wall Street
                            New York, NY  10286


                            Deutsche Bank Trust Company Americas                      $146,453,000               56.18%
                            648 Grassmere Park Road
                            Nashville, TN  37211

                            JPMorgan Chase Bank                                        $15,000,000                5.75%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

                            State Street Bank and Trust Company                        $31,550,000               12.10%
                            1776 Heritage Dr.
                            Global Corporate Action Unit JAB 5NW
                            No. Quincy, MA 02171

Class A2                    The Bank of New York                                       $50,000,000              100.00%
                            One Wall Street
                            New York, NY  10286

Class A3                    The Bank of New York                                        $2,994,000              100.00%
                            One Wall Street
                            New York, NY  10286

Class A4                    The Bank of New York                                        $6,010,000              100.00%
                            One Wall Street
                            New York, NY  10286

Class AP                    UBS Warburg LLC/CMC                                           $140,876                 100%
                            1000 Harbor Blvd., 8th Floor
                            Weekhawken, NJ  07087

Class M                     The Bank of New York                                        $2,925,000                 100%
                            One Wall Street
                            New York, NY  10286

Class B1                    The Bank of New York                                          $812,000                 100%
                            One Wall Street
                            New York, NY  10286

Class B2                    The Bank of New York                                          $488,000                 100%
                            One Wall Street
                            New York, NY  10286

Series 2002-S3
Class A1                    The Bank of New York                                       $14,500,000                  38%
                            One Wall Street
                            New York, NY  10286

                            Deutsche Bank Trust Company Americas                       $23,318,000                  62%
                            648 Grassmere Park Road
                            Nashville, TN  37211

Class A3                    Bear Stearns Securities Corp.                              $10,000,000                  25%
                            One Metrotech Center North
                            Brooklyn, NY  11201-3862

                            Deutsche Bank Trust Company Americas                        $7,500,000                  19%
                            648 Grassmere Park Road
                            Nashville, TN  37211

                            State Street Bank and Trust Company                        $22,033,000                  56%
                            1776 Heritage Dr.
                            Global Corporate Action Unit JAB 5NW
                            No. Quincy, MA 02171

Class A4                    The Bank of New York                                       $21,485,619                  46%
                            One Wall Street
                            New York, NY  10286

                            Deutsche Bank Trust Company Americas                       $25,000,000                  54%
                            648 Grassmere Park Road
                            Nashville, TN  37211

Class A5                    Salomon Smith Barney Inc./Salomon Brothers                  $2,968,039                 100%
                            333 W 34th Street, 3rd Floor
                            New York, NY  10001

Class A6                    Bear Stearns Securities Corp.                               $5,000,000                  29%
                            One Metrotech Center North
                            Brooklyn, NY  11201-3862

                            Fleet National Bank                                         $2,000,000                  11%
                            159 East Main Street
                            Rochester, NY  14638

                            JPMorgan Chase Bank                                         $7,000,000                  40%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

                            The Northern Trust Company                                  $3,530,000                  20%
                            801 S. Canal C-IN
                            Chicago, IL  60607

Class A7                    David Lerner Associates, Inc.                                 $825,000                  29%
                            477 Jericho Turnpike
                            Syosset, NY  11791

                            J.A. Glynn & Company                                          $250,000                   9%
                            Issuer Services
                            c/o ADP Proxy Services
                            51 Mercedes Way
                            Edgewood, NY  11717

                            M. L. Stern & Co., LLC                                        $200,000                   7%
                            8350 Wilshire Blvd.
                            Beverly Hills, CA  90211

                            Pershing LLC                                                  $599,000                  21%
                            Securities Corporation
                            1 Pershing Plaza
                            Jersey City, NJ  07399

                            Wedbush Morgan Securities, Inc.                               $703,000                  25%
                            1000 Wilshire Blvd
                            Los Angeles, CA  90017

Class A8                    Morgan Stanley DW Inc.                                     $12,126,000                  90%
                            c/o ADP Proxy Services
                            51 Mercedes Way
                            Edgewood, NY  11717

Class A9                    Morgan Stanley DW Inc.                                     $11,421,000                  92%
                            c/o ADP Proxy Services
                            51 Mercedes Way
                            Edgewood, NY  11717

Class A10                   Morgan Stanley DW Inc.                                      $3,893,000                  96%
                            c/o ADP Proxy Services
                            51 Mercedes Way
                            Edgewood, NY  11717

Class A11                   Morgan Stanley DW Inc.                                     $12,261,000                  94%
                            c/o ADP Proxy Services
                            51 Mercedes Way
                            Edgewood, NY  11717

Class A12                   ABN AMRO Incorporated                                         $840,000                   6%
                            Issuer Services
                            c/o ADP Proxy Services
                            51 Mercedes Way
                            Edgewood, NY  11717

                            Morgan Stanley DW Inc.                                      $9,549,000                  73%
                            c/o ADP Proxy Services
                            51 Mercedes Way
                            Edgewood, NY  11717

                            National Investor Services Corp.                            $1,845,000                  14%
                            55 Water Street
                            New York, NY  10041

Class A13                   The Bank of New York                                        $5,000,000                  34%
                            One Wall Street
                            New York, NY  10286

                            DBTC Americas/Sun Trust Bank                                $5,000,000                  34%
                            (Participant Contact Not Found)

                            National City Bank                                            $975,000                   7%
                            4100 West 150th Street
                            Cleveland, OH  44135

                            Union Bank of California, N.A.                              $3,768,000                  26%
                            530 B St., Suite 242
                            San Diego, CA 92101

Class A14                   Deutsche Bank Trust Company Americas                       $50,000,000                  23%
                            648 Grassmere Park Road
                            Nashville, TN  37211

                            Credit Suisse First Boston LLC                             $41,500,000                  19%
                            c/o ADP Proxy Services

                            Deutsche Bank Trust Company Americas                       $65,000,000                  30%
                            648 Grassmere Park Road
                            Nashville, TN  37211

                            JPMorgan Chase Bank                                        $14,144,000                   7%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

                            State Street Bank and Trust Company                        $24,000,000                  11%
                            1776 Heritage Dr.
                            Global Corporate Action Unit JAB 5NW
                            No. Quincy, MA 02171

Class A15                   JPMorgan Chase Bank                                        $21,320,000                 100%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

Class A16                   Wachovia Bank N.A.                                         $11,153,000                 100%
                            40 Broad Street, 5th Floor
                            New York, NY 10004

Class A17                   JPMorgan Chase Bank                                        $15,068,000                 100%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

Class A18                   Citibank, N.A.                                              $1,617,000                 100%
                            3800 Citibank Center B3-15
                            Tampa, FL  33610

Class A20                   Credit Suisse First Boston LLC                                 $96,000                 100%
                            c/o ADP Proxy Services

Class AP                    Credit Suisse First Boston LLC                              $2,982,981                 100%
                            c/o ADP Proxy Services

Class M                     JPMorgan Chase Bank                                         $7,250,026                 100%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

Class B1                    Deseret Trust Company                                       $3,250,012                 100%
                            Gateway Tower East
                            Salt Lake City, UT  84133

Class B2                    JPMorgan Chase Bank                                         $2,250,008                 100%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

Series 2002-S4
Class A1                    The Bank of New York/CDC-FP                                 $8,647,272                  26%
                            One Wall Street
                            New York, NY  10286

                            Salomon Smith Barney Inc./Salomon Brothers                 $25,000,000                  74%
                            333 W 34th Street, 3rd Floor
                            New York, NY  10001

Class A3                    Deutsche Bank Trust Company Americas                       $50,000,000                  61%
                            648 Grassmere Park Road
                            Nashville, TN  37211

                            National City Bank                                         $20,000,000                  24%
                            4100 West 150th Street
                            Cleveland, OH  44135

                            State Street Bank and Trust Company                         $9,866,000                  12%
                            1776 Heritage Dr.
                            Global Corporate Action Unit JAB 5NW
                            No. Quincy, MA 02171

Class A4                    The Bank of New York                                        $5,796,728                   8%
                            One Wall Street
                            New York, NY  10286

                            Deutsche Bank Trust Company Americas                       $28,500,000                  41%
                            648 Grassmere Park Road
                            Nashville, TN  37211

                            Union Bank of California, N.A.                             $28,500,000                  41%
                            530 B St., Suite 242
                            San Diego, CA 92101

Class A5                    Deutsche Bank Trust Company Americas                       $74,146,000              100.00%
                            648 Grassmere Park Road
                            Nashville, TN  37211

Class A6                    JPMorgan Chase Bank                                        $75,000,000              100.00%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

Class A8                    Comercia Bank                                               $2,000,000                   7%
                            411 West Lafayette
                            Mail Code 3404
                            Detroit, MI  48226

                            Compass Bank - ALFA                                         $4,450,000                  15%
                            15 South 20th Street, 7th Floor
                            Birmingham, AL  35233

                            Deutsche Bank Trust Company Americas                        $2,500,000                   8%
                            648 Grassmere Park Road
                            Nashville, TN  37211

                            Morgan Stanley DW Inc.                                     $14,352,000                  48%
                            c/o ADP Proxy Services
                            51 Mercedes Way
                            Edgewood, NY  11717

                            UBS Painewebber Inc.                                        $4,416,000                  15%
                            1000 Harbor Blvd.
                            Weehawken, NJ 07087

Class A9                    Stifel, Nicolaus & Company Incorporated                       $220,000                   7%
                            501 N. Broadway, 7th Floor
                            Stock Record Dept.
                            St. Louis, MO 63102

                            UBS Painewebber Inc.                                        $2,786,000                  86%
                            1000 Harbor Blvd.
                            Weehawken, NJ 07087

Class A10                   Bear Stearns Securities Corp.                                 $587,000                   8%
                            One Metrotech Center North
                            Brooklyn, NY  11201-3862

                            First Clearing Corporation                                  $4,698,000                  61%
                            10700 Wheat First Drive
                            Glen Allen, VA  23060

                            UBS Painewebber Inc.                                        $1,813,000                  24%
                            1000 Harbor Blvd.
                            Weehawken, NJ 07087

Class A11                   First Clearing Corporation                                 $12,487,000                  84%
                            10700 Wheat First Drive
                            Glen Allen, VA  23060

                            Pershing LLC                                                $1,595,000                  11%
                            Securities Corporation
                            1 Pershing Plaza
                            Jersey City, NJ  07399

Class A12                   First Clearing Corporation                                    $764,342                  28%
                            10700 Wheat First Drive
                            Glen Allen, VA  23060

                            Pershing LLC                                                $1,100,000                  40%
                            Securities Corporation
                            1 Pershing Plaza
                            Jersey City, NJ  07399

                            Southwest Securities, Inc.                                    $305,000                  11%
                            1201 Elm Street, Suite 3500
                            Dallas, TX  75270

                            Wedbush Morgan Securities, Inc.                               $350,000                  13%
                            1000 Wilshire Blvd
                            Los Angeles, CA  90017

Class A14                   First Clearing Corporation                                  $1,785,000                  27%
                            10700 Wheat First Drive
                            Glen Allen, VA  23060

                            Prudential Securities Incorporation                         $4,362,000                  67%
                            c/o ADP Proxy Services
                            51 Mercedes Way
                            Edgewood, NY 11717

Class A16                   Prudential Securities Incorporation                         $4,310,000                  67%
                            c/o ADP Proxy Services
                            51 Mercedes Way
                            Edgewood, NY 11717

                            UBS Painewebber Inc.                                        $1,802,000                  28%
                            1000 Harbor Blvd.
                            Weehawken, NJ 07087

Class A17                   UBS Painewebber Inc.                                        $3,378,500                  92%
                            1000 Harbor Blvd.
                            Weehawken, NJ 07087

Class A18                   BNY Clearing Services LLC                                     $360,000                  10%
                            Issuer Services/c/o AD:P Proxy Service
                            51 Mercedes Way
                            Edgewood, NY  11717

                            David Lerner Associates, Inc.                                 $872,500                  24%
                            477 Jericho Turnpike
                            Syosset, NY  11791

                            M. L. Stern & Co., LLC                                        $300,000                   8%
                            8350 Wilshire Blvd.
                            Beverly Hills, CA  90211

                            RBC Dain Rauscher Inc.                                      $1,784,000                  49%
                            510 Marquette Ave. South
                            Minneapolis, MN  55402

Class A19                   U.S. Bank N.A.                                             $31,272,743                 100%
                            Attn:  Securities Control
                            1555 N. Rivercenter Drive, Suite 0300
                            Milwaukee, WI 53212

Class A20                   Bear Stearns Securities Corp.                              $10,424,248                 100%
                            One Metrotech Center North
                            Brooklyn, NY  11201-3862

Class A21                   Deutsche Bank Trust Company Americas                        $1,500,000                 100%
                            648 Grassmere Park Road
                            Nashville, TN  37211

Class A22                   J.P. Morgan Chase Bank/Greenwich Capital                    $6,833,852                 100%
                            4 New York Plaza, 21st Floor
                            New York, NY  10004

Class A23                   Deutsche Bank Trust Company Americas                       $28,400,000                  49%
                            648 Grassmere Park Road
                            Nashville, TN  37211

                            JPMorgan Chase Bank                                        $15,000,000                  26%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

                            State Street Bank and Trust Company                        $15,000,000                  26%
                            1776 Heritage Dr.
                            Global Corporate Action Unit JAB 5NW
                            No. Quincy, MA 02171

Class AP                    Boston Safe Deposit and Trust Company                         $336,521                  63%
                            525 William Penn Place, Suite 3148
                            Pittsburgh, PA  15259

                            National City Bank                                            $200,000                  37%
                            4100 West 150th Street
                            Cleveland, OH  44135

Class M                     State Street Bank and Trust Company                        $10,800,800                 100%
                            1776 Heritage Dr.
                            Global Corporate Action Unit JAB 5NW
                            No. Quincy, MA 02171

Class B1                    The Bank of New York                                        $4,200,100                 100%
                            One Wall Street
                            New York, NY  10286

Class B2                    The Bank of New York                                        $2,400,100                 100%
                            One Wall Street
                            New York, NY  10286

Series 2002-S5
Class A1                    Bank of America, National Association                      $15,000,000                   8%
                            411 N. Akard 5th Floor
                            Dallas, TX  75201

                            Deutsche Bank Trust Company Americas                      $136,437,000                  69%
                            648 Grassmere Park Road
                            Nashville, TN  37211

                            JPMorgan Chase Bank                                        $12,000,000                   6%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

                            The Northern Trust Company                                 $10,000,000                   5%
                            801 S. Canal C-IN
                            Chicago, IL  60607

                            Wachovia Bank N.A.                                         $10,000,000                   5%
                            40 Broad Street, 5th Floor
                            New York, NY 10004

Class AP                    Salomon Smith Barney Inc./Salomon Brothers                    $307,859                 100%
                            333 W 34th Street, 3rd Floor
                            New York, NY  10001

Class M                     The Bank of New York                                        $1,400,000                 100%
                            One Wall Street
                            New York, NY  10286

Class B1                    The Bank of New York                                          $500,000                 100%
                            One Wall Street
                            New York, NY  10286

Class B2                    The Bank of New York                                          $300,000                 100%
                            One Wall Street
                            New York, NY  10286

Series 2002-S6
Class A1                    Bear Stearns Securities Corp.                              $29,133,000               22.05%
                            One Metrotech Center North
                            Brooklyn, NY  11201-3862

                            Deutsche Bank Trust Company Americas                      $103,000,000               77.95%
                            648 Grassmere Park Road
                            Nashville, TN  37211

Class A2                    JPMorgan Chase Bank                                        $15,100,000                 100%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

Class A3                    The Bank of New York                                        $6,199,000               78.48%
                            One Wall Street
                            New York, NY  10286

                            Northern Trust Company - Safekeeping                        $1,700,000               21.52%
                            50 South LaSalle Street, Level A
                            Chicago, IL  60675

Class A4                    The Bank of New York                                       $18,855,903                 100%
                            One Wall Street
                            New York, NY  10286

Class A5                    Deutsche Bank Trust Company Americas                       $14,568,000                 100%
                            648 Grassmere Park Road
                            Nashville, TN  37211

Class IIA1                  The Bank of New York                                       $89,168,857               73.23%
                            One Wall Street
                            New York, NY  10286

                            JPMorgan Chase Bank                                        $29,600,000               24.31%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

Class AP                    Credit Suisse First Boston LLC                                $624,881                 100%
                            c/o ADP Proxy Services

Class M                     State Street Bank and Trust Company                         $3,346,973                 100%
                            1776 Heritage Dr.
                            Global Corporate Action Unit JAB 5NW
                            No. Quincy, MA 02171

Class B1                    The Bank of New York                                        $1,753,176                 100%
                            One Wall Street
                            New York, NY  10286

Class B2                    JPMorgan Chase Bank                                         $1,115,658                 100%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

Series 2002-S7
Class IA1                   The Bank of New York                                       $18,000,000               59.02%
                            One Wall Street
                            New York, NY  10286

                            Boston Safe Deposit and Trust Company                       $5,000,000               16.39%
                            525 William Penn Place, Suite 3148
                            Pittsburgh, PA  15259

                            The Bank of New York/Morgan Stanley                         $2,000,000                6.56%
                            International London
                            One Wall Street
                            New York, NY  10286

                            SSB - Trust Company                                         $5,500,000               18.03%
                            2 Heritage Drive
                            North Quincy,  MA  02171

Class IA2                   Deutsche Bank Trust Company Americas                       $68,025,176              100.00%
                            648 Grassmere Park Road
                            Nashville, TN  37211

Class IA3                   JPMorgan Chase Bank                                        $11,039,000              100.00%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

Class IA4                   JPMorgan Chase Bank                                        $44,000,000               88.00%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

                            Salomon Smith Barney Inc./Salomon Brothers                  $6,000,000               12.00%
                            333 W 34th Street, 3rd Floor
                            New York, NY  10001

Class IA5                   The Bank of New York                                        $5,000,000                  49%
                            One Wall Street
                            New York, NY  10286

                            Deutsche Bank Trust Company Americas                        $4,195,904                  41%
                            648 Grassmere Park Road
                            Nashville, TN  37211

                            The Bank of New York/Morgan Stanley                         $1,000,000                  10%
                            International London
                            One Wall Street
                            New York, NY  10286

Class IAP                   Bear Stearns Securities Corp.                                 $876,059                 100%
                            One Metrotech Center North
                            Brooklyn, NY  11201-3862

Class IIA1                  JPMorgan Chase Bank                                        $11,674,215                 100%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

Class IIA2                  The Bank of New York                                       $50,000,000                  90%
                            One Wall Street
                            New York, NY  10286

                            Deutsche Bank Trust Company Americas                        $5,822,000                  10%
                            648 Grassmere Park Road
                            Nashville, TN  37211

Class IIA3                  JPMorgan Chase Bank/                                       $10,300,000               99.69%
                            Correspondence Clearing Services 2
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Parkway
                            Dallas, TX  75254

Class IIAP                  Bear Stearns Securities Corp.                                 $176,035                 100%
                            One Metrotech Center North
                            Brooklyn, NY  11201-3862

Class M                     State Street Bank and Trust Company                         $2,677,660                 100%
                            1776 Heritage Dr.
                            Global Corporate Action Unit JAB 5NW
                            No. Quincy, MA 02171

Class B1                    The Bank of New York                                        $1,402,580                 100%
                            One Wall Street
                            New York, NY  10286

Class B2                    The Bank of New York                                        $1,020,060                 100%
                            One Wall Street
                            New York, NY  10286

Series 2002-S8
Class IA-1                  Deutsche Bank Trust Company Americas                      $244,462,000                 100%
                            648 Grassmere Park Road
                            Nashville, TN  37211

Class IA-P                  UBS Warburg LLC/CMC                                           $191,323                 100%
                            1000 Harbor Blvd., 8th Floor
                            Weekhawken, NJ  07087

Class IA-X                  Bear Stearns Securities Corp.                              $15,925,487                 100%
                            One Metrotech Center North
                            Brooklyn, NY  11201-3862

Class IIA-1                 The Bank of New York                                        $8,000,000                  18%
                            One Wall Street
                            New York, NY  10286

                            Deutsche Bank Trust Company Americas                        $6,000,000                  14%
                            648 Grassmere Park Road
                            Nashville, TN  37211

                            Deutsche Bank Trust Company Americas                        $5,356,000                  12%
                            648 Grassmere Park Road
                            Nashville, TN  37211

                            JPMorgan Chase Bank                                         $2,300,000                   5%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

                            UBS Warburg LLC/CMC                                        $20,366,000                  46%
                            1000 Harbor Blvd., 8th Floor
                            Weekhawken, NJ  07087

Class IIA-P                 UBS Warburg LLC/CMC                                            $32,255                 100%
                            1000 Harbor Blvd., 8th Floor
                            Weekhawken, NJ  07087

Class IIA-X                 UBS Warburg LLC/CMC                                         $3,355,078                 100%
                            1000 Harbor Blvd., 8th Floor
                            Weekhawken, NJ  07087

Class M                     UBS Warburg LLC/CMC                                         $2,050,000                 100%
                            1000 Harbor Blvd., 8th Floor
                            Weekhawken, NJ  07087

Class B-1                   UBS Warburg LLC/CMC                                           $585,000                 100%
                            1000 Harbor Blvd., 8th Floor
                            Weekhawken, NJ  07087

Class B-2                   UBS Warburg LLC/CMC                                           $585,000                 100%
                            1000 Harbor Blvd., 8th Floor
                            Weekhawken, NJ  07087

Series 2002-A1
Class IA1                   State Street Bank and Trust Company                       $322,740,000               95.19%
                            1776 Heritage Dr.
                            Global Corporate Action Unit JAB 5NW
                            No. Quincy, MA 02171

Class IA2                   The Bank of New York                                        $6,570,000                6.77%
                            One Wall Street
                            New York, NY  10286

                            Boston Safe Deposit and Trust Company                      $11,080,000               11.42%
                            525 William Penn Place, Suite 3148
                            Pittsburgh, PA  15259

                            JPMorgan Chase Bank                                        $12,000,000               12.37%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

                            The Bank of New York/Morgan Stanley                        $46,200,000               47.63%
                            International London
                            One Wall Street
                            New York, NY  10286

Class IA3                   The Bank of New York                                        $4,600,000               30.67%
                            One Wall Street
                            New York, NY  10286

                            JPMorgan Chase Bank/                                       $10,000,000               66.67%
                            Broker Clearance Department
                            4 New York Plaza - 21st Floor
                            New York, NY  10004

Class IIA1                  JPMorgan Chase Bank                                        $15,000,000                  39%
                            Proxy/Class Actions/Bankruptcy
                            14201 Dallas Pkwy
                            Dallas, TX  75254

                            State Street Bank and Trust Company                        $23,880,000                  61%
                            1776 Heritage Dr.
                            Global Corporate Action Unit JAB 5NW
                            No. Quincy, MA 02171

Class IIA2                  J.P. Morgan Securities Inc.                                 $1,329,748                 100%
                            34 Exchange Place, 4th Floor
                            Jersey City, NJ  07302

Class M                     Deutsche Bank Trust Company Americas                        $3,000,000                 100%
                            648 Grassmere Park Road
                            Nashville, TN  37211

Class B1                    The Bank of New York                                        $2,250,000                 100%
                            One Wall Street
                            New York, NY  10286

Class B2                    The Bank of New York                                        $1,500,000                 100%
                            One Wall Street
                            New York, NY  10286

Item 13. Certain Relationships and Related Transactions.

         Omitted.

PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

               99.1 (i) Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2002.

                    (ii) Report prepared by Countrywide Home Loans Servicing LP certified independent accountants concerning its servicing activities for Series 2002-S4 for the year-end December 31, 2002.

                    (iii) Report prepared by Washington Mutual Mortgage Securities Corp.'s certified independent accountants concerning its servicing activities for Series 2002-S6 for the year-end December 31, 2002.

               99.2 (i) Servicer's Annual Statement of Compliance for
                    Series 2002-S1

                    (ii) Servicer's Annual Statement of Compliance for Series 2002-S2

                    (iii) Servicer's Annual Statement of Compliance for Series 2002-S3

                    (iv) Servicer's Annual Statement of Compliance for Series 2002-S4

                    (v) Servicer's Annual Statement of Compliance for Series 2002-S5

                    (vi) Servicer's Annual Statement of Compliance for Series 2002-S6

                    (vii) Servicer's Annual Statement of Compliance for Series 2002-S7

                    (viii) Servicer's Annual Statement of Compliance for Series 2002-S8

                    (ix) Servicer's Annual Statement of Compliance for Series 2002-A1

                    (x) Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Series 2002-S4*

                    (xi) Washington Mutual Mortgage Securities Corp.'s Annual Statement of Compliance for Series 2002-S6

-------
* Unavailable on date of filing. To be filed upon receipt by the Issuer.

               99.3 Certification pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

                    (i) Series 2002-S1

                    (ii) Series 2002-S2

                    (iii) Series 2002-S3

                    (iv) Series 2002-S4

                    (v) Series 2002-S5

                    (vi) Series 2002-S6

                    (vii) Series 2002-S7

                    (viii) Series 2002-S8

                    (ix) Series 2002-A1

         (b) Reports on Form 8-K during the last quarter of the prior calendar year.

                    (i)  Date           Items Reported      Financial Statements
                         ----           --------------      --------------------
                         10/11/2002     5, 7                Monthly report to
                                                            Noteholders dated
                                                            9/25/2002

                         11/08/2002     5, 7                Monthly report to
                                                            Noteholders dated
                                                            10/25/2002

                         12/02/2002     5, 7                Monthly report to
                                                            Noteholders dated
                                                            11/25/2002

                         01/03/2003     5, 7                Monthly report to
                                                            Noteholders dated
                                                            12/26/2002

                    (ii) Reports on Form 8-K were filed during the last
                         quarter of the prior calendar year for the following
                         Series:

                         (A) Series 2002-S8
                             December 6, 2002 in response to Item 5 and Item 7 (Structural Term Sheets, Collateral Term Sheets and Computational Materials)

                         (B) Series 2002-S8
                             December 17, 2002 in response to Item 5 and Item 7 (Filing of Collateral Term Sheets)

                         (C) Series 2002-S8
                             December 23, 2002 in response to Item 5 and Item 7 (Filing of Legality and Tax Opinions)

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

Date: March 28, 2003

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

                                INDEX TO EXHIBITS

               99.1 (i) Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2002.

                    (ii) Report prepared by Countrywide Home Loans Servicing LP certified independent accountants concerning its servicing activities for Series 2002-S4 for the year-end December 31, 2002.

                    (iii) Report prepared by Washington Mutual Mortgage Securities Corp.'s certified independent accountants concerning its servicing activities for Series 2002-S6 for the year-end December 31, 2002.

               99.2 (i) Servicer's Annual Statement of Compliance for Series
                    2002-S1

                    (ii) Servicer's Annual Statement of Compliance for Series 2002-S2

                    (iii) Servicer's Annual Statement of Compliance for Series 2002-S3

                    (iv) Servicer's Annual Statement of Compliance for Series 2002-S4

                    (v) Servicer's Annual Statement of Compliance for Series 2002-S5

                    (vi) Servicer's Annual Statement of Compliance for Series 2002-S6

                    (vii) Servicer's Annual Statement of Compliance for Series 2002-S7

                    (viii) Servicer's Annual Statement of Compliance for Series 2002-S8

                    (ix) Servicer's Annual Statement of Compliance for Series 2002-A1

                    (x) Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Series 2002-S4*

                    (xi) Washington Mutual Mortgage Securities Corp.'s Annual Statement of Compliance for Series 2002-S6
-------
* Unavailable on date of filing. To be filed upon receipt by the Issuer.

               99.3 Certification pursuant to Section 3203 of the
                    Sarbanes-Oxley Act of 2002.

                    (i) Series 2002-S1

                    (ii) Series 2002-S2

                    (iii) Series 2002-S3

                    (iv) Series 2002-S4

                    (v) Series 2002-S5

                    (vi) Series 2002-S6

                    (vii) Series 2002-S7

                    (viii) Series 2002-S8

                    (ix) Series 2002-A1