Form 10-K/A
period 2002-12-31
CHASE MORTGAGE FINANCE CORP
filed 2003-05-15
CIK 830379

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
        -----------------------------------------------------------------
                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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
                              (the "Certificates")
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                             52-1495132
          --------------------------------     --------------------------------
          (State or other jurisdiction         (I.R.S. Employer
          of incorporation)                    Identification No.)

          343 Thornall Street
          Edison, New Jersey                              08837
          ----------------------------------------        ----------
          (Address of principal executive offices)        (Zip Code)

           Registrant's telephone number, including area code:   (732) 205-0600

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


Documents Incorporated By Reference.

         None

Explanatory Note.

         The Registrant hereby amends it Annual Report on Form 10-K for the fiscal year ended December 31, 2002 ( the "Form 10-K") filed on March 31, 2003. The sole purpose of this Form 10-K/A is to file Exhibit 99.2 (x), which was unavailable on the date of the Form 10-K filing.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

               99.2     (x)     Countrywide Home Loans Servicing LP's Annual
                                Statement of Compliance for Series 2002-S4

                                INDEX TO EXHIBITS

               99.2     (x)     Countrywide Home Loans Servicing LP's Annual
                                Statement of Compliance for Series 2002-S4

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CHASE MORTGAGE FINANCE CORP.
                                                (Registrant)

                                                By: /s/Luke S. Hayden
                                                -------------------------------
                                                Name: Luke S. Hayden
                                                Title: Chief Executive Officer


Date:    May 9, 2003