Form 10-K
period 2003-12-31
CHASE MORTGAGE FINANCE CORP
filed 2004-03-30
CIK 830379

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

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

                           or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-76801
                           ---------------------------

                       CHASE MORTGAGE FINANCE CORPORATION
               (Issuer in respect of Chase Mortgage Finance Trust
                 Series 2003-S1, Series 2003-S2, Series 2003-S3,
                 Series 2003-S4, Series 2003-S5, Series 2003-S6,
                 Series 2003-S7, Series 2003-S8, Series 2003-S9,
               Series 2003-S10, Series 2003-S11, Series 2003-S12,
              Series 2003-S13, Series 2003-S14 and Series 2003-S15)
                              (the "Certificates")
                           ---------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                             52-1495132
---------------------------------------------------  -----------------------------------------
(State or other jurisdiction of incorporation)       (I.R.S. Employer Identification No.

343 Thornall Street
Edison, New Jersey                                   08837
----------------------------------------------       -------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code: (732) 205-0600

Securities registered pursuant to Section 12(b) of the Act:   NONE
Securities registered pursuant to Section 12(g) of the Act:   NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE.

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


Item 3. Legal Proceedings.

         The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, Citibank N.A. (the "Trustee") or Chase Manhattan Mortgage Corporation (the "Servicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee or the Servicer under the applicable pooling and servicing agreement.


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

                 (2) To the knowledge of the registrant, there are no reported high and low bid quotations for any of the Certificates.

         (b) The records of the registrant indicate that as of December 31, 2003, the following Series had the following number of holders of record:

                           Series                    No. of Holders
                           -----------               ------------------

                           2003-S1                            20

                           2003-S2                            33

                           2003-S3                            22

                           2003-S4                            51

                           2003-S5                            26

                           2003-S6                            10

                           2003-S7                             9

                           2003-S8                            12

                           2003-S9                             9

                           2003-S10                           12

                           2003-S11                           31

                           2003-S12                           14

                           2003-S13                           42

                           2003-S14                           31

                           2003-S15                           30


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

         Omitted.


Item 11. Executive Compensation.

         Omitted.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of each Series of Certificates:


------------------------------------------------------------------------------------------------------------------------
Chase Mortgage Finance Trust         Name & Address of Participant         Original Certificate              % of Class
                                                                           Principal Balance
------------------------------------------------------------------------------------------------------------------------
Series 2003-S1
------------------------------------------------------------------------------------------------------------------------
IA1                                  JPMorgan Chase Bank                                 $61,500,000             61.44%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
                                     Wachovia Bank N.A.                                  $14,000,000             13.99%
                                     40 Broad Street, 5th Floor
                                     New York, NY 10004
------------------------------------------------------------------------------------------------------------------------
                                     Pershing LLC                                        $13,896,000             13.88%
                                     International Services Division
                                     1 Pershing Plaza
                                     Jersey City, NJ  07399
------------------------------------------------------------------------------------------------------------------------
                                     The Bank of New York                                 $7,000,000              6.99%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
IAP                                  Citigroup Global Markets                                $37,083               100%
                                     Inc./Salomon Brothers
                                     333 W 34th Street, 3rd Floor
                                     New York, NY  10001
------------------------------------------------------------------------------------------------------------------------
IIA1                                 The Bank of New York                                $60,000,000             24.25%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
                                     Citibank, N.A.                                     $133,454,000             53.93%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
                                     Wachovia Bank N.A.                                  $25,000,000             10.10%
                                     40 Broad Street, 5th Floor
                                     New York, NY 10004
------------------------------------------------------------------------------------------------------------------------
                                     Deutsche Bank Trust Company Americas                $21,000,000              8.49%
                                     648 Grassmere Park Road
                                     Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
IIAP                                 Citigroup Global Markets                                $13,909               100%
                                     Inc./Salomon Brothers
                                     333 W 34th Street, 3rd Floor
                                     New York, NY  10001
------------------------------------------------------------------------------------------------------------------------
M                                    The Bank of New York                                 $2,112,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
B1                                   The Bank of New York                                   $704,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
B2                                   The Bank of New York                                   $704,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
IAX                                  Bear Stearns Securities Corp.                        $6,305,349               100%
                                     One Metrotech Center North
                                     Brooklyn, NY  11201-3862
------------------------------------------------------------------------------------------------------------------------
IIAX                                 Bear Stearns Securities Corp.                       $25,331,601               100%
                                     One Metrotech Center North
                                     Brooklyn, NY  11201-3862
------------------------------------------------------------------------------------------------------------------------
Series 2003-S2
------------------------------------------------------------------------------------------------------------------------
A1                                   JPMorgan Chase Bank                                 $69,481,000             32.72%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
                                     Wachovia Bank N.A.                                  $50,000,000             23.55%
                                     40 Broad Street, 5th Floor
                                     New York, NY 10004
------------------------------------------------------------------------------------------------------------------------
                                     Brown Brothers Harriman & Co.                       $18,800,000              8.85%
                                     63 Wall Street, 8th Fl.
                                     New York, NY  10005
------------------------------------------------------------------------------------------------------------------------
                                     PNC Bank, National Association                      $15,394,670              7.25%
                                     8800 Tinicum Blvd
                                     Philadelphia, PA 19153
------------------------------------------------------------------------------------------------------------------------
A2                                   LBI - Lehman Government Securities                   $8,333,333               100%
                                     Inc. (LBI)
                                     70 Hudson Street
                                     Jersey City, NJ  07302
------------------------------------------------------------------------------------------------------------------------
A3                                   The Bank of New York                                $50,000,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
A4                                   Deutsche Bank Trust Company Americas                 $1,000,000               100%
                                     648 Grassmere Park Road
                                     Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------------
AP                                   Citigroup Global Markets                                $49,409               100%
                                     Inc./Salomon Brothers
                                     333 W 34th Street, 3rd Floor
                                     New York, NY  10001
------------------------------------------------------------------------------------------------------------------------
M                                    The Bank of New York                                 $1,650,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
B1                                   The Bank of New York                                   $413,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
B2                                   The Bank of New York                                   $550,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
AX                                   Bear Stearns Securities Corp.                       $23,789,005               100%
                                     One Metrotech Center North
                                     Brooklyn, NY  11201-3862
------------------------------------------------------------------------------------------------------------------------
Series 2003-S3
------------------------------------------------------------------------------------------------------------------------
A1                                   The Bank of New York                                $64,000,000                36%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
                                     Mellon Trust of New England, NA                     $40,892,438                23%
                                     525 William Penn Place, Suite 3148
                                     Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------------
                                     UBS Warburg LLC/CMC                                 $21,941,532                12%
                                     299 Park Avenue
                                     New York, NY  10171
------------------------------------------------------------------------------------------------------------------------
                                     Citibank, N.A.                                      $20,000,000                11%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
                                     JPMorgan Chase Bank                                 $20,000,000                11%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
                                     State Street Bank and Trust Company                 $12,000,000                 7%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
A2                                   Bank One Trust Company, N.A.                         $1,450,000               100%
                                     340 South Cleveland Ave.
                                     Building 350
                                     Columbus, OH  43240
------------------------------------------------------------------------------------------------------------------------
A3                                   State Street Bank and Trust Company                 $20,606,250               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
A4                                   State Street Bank and Trust Company                 $10,000,000                52%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
                                     The Northern Trust Company                           $9,383,000                48%
                                     801 S. Canal C-IN
                                     Chicago, IL  60607
------------------------------------------------------------------------------------------------------------------------
A5                                   Deutsche Bank Trust Company Americas                 $2,943,750               100%
                                     648 Grassmere Park Road
                                     Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
A6                                   Fleet National Bank                                 $14,613,000               100%
                                     159 East Main Street
                                     Rochester, NY  14638
------------------------------------------------------------------------------------------------------------------------
A7                                   Bear Stearns Securities Corp.                           $25,000               100%
                                     One Metrotech Center North
                                     Brooklyn, NY  11201-3862
------------------------------------------------------------------------------------------------------------------------
A8                                   JPMorgan Chase Bank                                 $12,316,000               100%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
A10                                  JPMorgan Chase Bank                                 $24,632,000               100%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
A11                                  JPMorgan Chase Bank                                 $21,414,000               100%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
AP                                   Credit Suisse First Boston LLC                          $72,315               100%
                                     c/o ADP Proxy Services
------------------------------------------------------------------------------------------------------------------------
M                                    The Bank of New York                                 $1,800,240               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
B1                                   The Bank of New York                                   $750,100               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
B2                                   The Bank of New York                                   $450,060               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
A9                                   Credit Suisse First Boston LLC                      $12,316,000               100%
                                     c/o ADP Proxy Services
------------------------------------------------------------------------------------------------------------------------
AX                                   Credit Suisse First Boston LLC                      $28,691,926               100%
                                     c/o ADP Proxy Services
------------------------------------------------------------------------------------------------------------------------
Series 2003-S4
------------------------------------------------------------------------------------------------------------------------
IA1                                  Citibank, N.A.                                      $40,000,000               100%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
IA2                                  Citibank, N.A.                                      $50,000,000                37%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
                                     The Bank of New York                                $48,000,000                36%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
                                     Bank of New York/Investment Account                 $23,000,000                17%
                                     (Participant Contact Not Found)
------------------------------------------------------------------------------------------------------------------------
                                     UBS Warburg LLC/CMC                                 $12,000,000                 9%
                                     299 Park Avenue
                                     New York, NY  10171
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
IA3                                  JPMorgan Chase Bank                                 $20,360,000               100%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
IA4                                  JPMorgan Chase Bank                                 $10,180,333            100.00%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
IA6                                  JPMorgan Chase Bank                                $176,000,000               848%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
                                     Bank One Trust Company, N.A.                         $3,150,000                15%
                                     340 South Cleveland Ave.
                                     Building 350
                                     Columbus, OH  43240
------------------------------------------------------------------------------------------------------------------------
IA7                                  The Northern Trust Company                           $8,669,500                49%
                                     801 S. Canal C-IN
                                     Chicago, IL  60607
------------------------------------------------------------------------------------------------------------------------
                                     Fiserv Securities, Inc.                              $4,000,000                23%
                                     C/O ADP Proxy Services
                                     51 Mercedes Way
                                     Edgewood, NY  11717
------------------------------------------------------------------------------------------------------------------------
                                     Bank of America, National Association                $3,000,000                17%
                                     411 N. Akard 5th Floor
                                     Dallas, TX  75201
------------------------------------------------------------------------------------------------------------------------
                                     ABN AMRO Incorporated                                $1,790,500                10%
                                     Issuer Services
                                     c/o ADP Proxy Services
                                     51 Mercedes Way
                                     Edgewood, NY  11717
------------------------------------------------------------------------------------------------------------------------
IA8                                  The Bank of New York                                $15,250,000                94%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
                                     Citibank, N.A.                                       $1,000,000                 6%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
IA9                                  JPMorgan Chase Bank                                 $10,000,000                43%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
                                     The Bank of New York                                 $4,000,000                17%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
                                     Brown Brothers Harriman & Co.                        $3,000,000                13%
                                     63 Wall Street, 8th Fl.
                                     New York, NY  10005
------------------------------------------------------------------------------------------------------------------------
                                     Wells Fargo Bank Minnesota, N.A.                     $3,000,000                13%
                                     c/o ADP Proxy Services
                                     51 Mercedes Way
                                     Edgewood, NY 11717
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
                                     Suntrust Bank                                        $3,000,000                13%
                                     P.O. Box 105504
                                     Center 3141
                                     Atlanta, GA 30348-5504
------------------------------------------------------------------------------------------------------------------------
IA10                                 Citibank, N.A.                                      $19,750,000               100%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
IA11                                 The Bank of New York                                $24,316,957                66%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
                                     Deutsche Bank Trust Company Americas                 $5,000,000                14%
                                     648 Grassmere Park Road
                                     Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------------
                                     Citibank, N.A.                                       $5,000,000                14%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
                                     Stephens, Inc.                                       $2,500,000                 7%
                                     111 Center Street, 4th Floor
                                     Little Rock, AR  72201-4402
------------------------------------------------------------------------------------------------------------------------
IA12                                 Citibank, N.A.                                      $36,816,957               100%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
IA13                                 The Bank of New York                                 $9,045,086                82%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
                                     Bank One Trust Company, N.A.                         $2,000,000                18%
                                     340 South Cleveland Ave.
                                     Building 350
                                     Columbus, OH  43240
------------------------------------------------------------------------------------------------------------------------
IAP                                  Deutsche Bank Securities Inc.                          $964,082               100%
                                     1251 Avenue of the Americas
                                     New York, NY  10020
------------------------------------------------------------------------------------------------------------------------
IIA1                                 JPMorgan Chase Bank                                $102,000,000                72%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
                                     Citigroup Global Markets                            $40,000,000                28%
                                     Inc./Salomon Brothers
                                     333 W 34th Street, 3rd Floor
                                     New York, NY  10001
------------------------------------------------------------------------------------------------------------------------
IIA2                                 Citibank, N.A.                                      $50,000,000                55%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
                                     JPMorgan Chase Bank                                 $34,825,000                38%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
IIA3                                 The Bank of New York                                $14,000,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
IIAP                                 Deutsche Bank Securities Inc.                          $100,900               100%
                                     1251 Avenue of the Americas
                                     New York, NY  10020
------------------------------------------------------------------------------------------------------------------------
M                                    State Street Bank and Trust Company                  $6,826,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
B1                                   State Street Bank and Trust Company                  $2,925,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
B2                                   State Street Bank and Trust Company                  $1,950,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
IA5                                  Citigroup Global Markets                            $10,180,333               100%
                                     Inc./Salomon Brothers
                                     333 W 34th Street, 3rd Floor
                                     New York, NY  10001
------------------------------------------------------------------------------------------------------------------------
IAX                                  Bear Stearns Securities Corp.                       $20,693,023               100%
                                     One Metrotech Center North
                                     Brooklyn, NY  11201-3862
------------------------------------------------------------------------------------------------------------------------
IIAX                                 J.P. Morgan Chase Bank/Greenwich                    $19,493,866               100%
                                     Capital
                                     4 New York Plaza, 21st Floor
                                     New York, NY  10004

------------------------------------------------------------------------------------------------------------------------
Series 2003-S5
------------------------------------------------------------------------------------------------------------------------
A1                                   Deutsche Bank Trust Company Americas                $50,000,000               100%
                                     648 Grassmere Park Road
                                     Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------------
A3                                   J.P. Morgan Securities Inc.                         $14,000,000               100%
                                     34 Exchange Place, 4th Floor
                                     Jersey City, NJ  07302
------------------------------------------------------------------------------------------------------------------------
A4                                   Citibank, N.A.                                      $60,000,000                42%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
                                     J.P. Morgan Securities Inc.                         $46,228,000                33%
                                     34 Exchange Place, 4th Floor
                                     Jersey City, NJ  07302
------------------------------------------------------------------------------------------------------------------------
                                     Capital One, FSB                                    $20,000,000                14%
                                     2980 Fairview Park Drive, Suite 1400
                                     Falls Church, VA  22042-4525
------------------------------------------------------------------------------------------------------------------------
                                     Pershing LLC                                        $10,000,000                 7%
                                     Securities Corporation
                                     1 Pershing Plaza
                                     Jersey City, NJ  07399
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
A5                                   The Bank of New York                                $50,000,000                88%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
                                     Bank One Trust Company, N.A.                         $5,000,000                 9%
                                     340 South Cleveland Ave.
                                     Building 350
                                     Columbus, OH  43240
------------------------------------------------------------------------------------------------------------------------
A6                                   The Central Trust Bank                               $7,500,000                 8%
                                     Investments Department
                                     Jefferson City, MO  65101
------------------------------------------------------------------------------------------------------------------------
                                     Citibank, N.A.                                      $11,000,000                11%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
                                     Investors Bank & Trust                              $34,000,000                34%
                                     200 Clarendon St.. 9th Floor
                                     Corporate Actions Unit/TOP57
                                     Boston, MA  02116
------------------------------------------------------------------------------------------------------------------------
                                     JPMorgan Chase Bank                                 $30,000,000                30%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
                                     State Street Bank and Trust Company                 $17,500,000                18%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
A7                                   Deutsche Bank Trust Company Americas                $66,525,000                94%
                                     648 Grassmere Park Road
                                     Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------------
                                     State Street Bank and Trust Company                  $4,000,000                 6%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
A8                                   The Bank of New York                                $37,750,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
A9                                   JPMorgan Chase Bank                                 $13,502,000               100%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
AP                                   ABN AMRO Incorporated                                $1,831,415               100%
                                     Issuer Services
                                     c/o ADP Proxy Services
                                     51 Mercedes Way
                                     Edgewood, NY  11717
------------------------------------------------------------------------------------------------------------------------
B1                                   State Street Bank and Trust Company                  $7,502,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
B2                                   Mellon Trust of New England, NA                      $3,500,000               100%
                                     525 William Penn Place, Suite 3148
                                     Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------------
A2                                   J.P. Morgan Securities Inc.                         $50,000,000               100%
                                     34 Exchange Place, 4th Floor
                                     Jersey City, NJ  07302
------------------------------------------------------------------------------------------------------------------------
AX                                   Bear Stearns Securities Corp.                       $11,976,829               100%
                                     One Metrotech Center North
                                     Brooklyn, NY  11201-3862
------------------------------------------------------------------------------------------------------------------------
Series 2003-S6
------------------------------------------------------------------------------------------------------------------------
A1                                   Citibank, N.A.                                     $206,442,400             85.50%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
                                     JPMorgan Chase Bank                                 $25,000,000             10.35%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
A2                                   State Street Bank and Trust Company                $102,014,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
A3                                   Deutsche Bank Trust Company Americas                 $1,500,000               100%
                                     648 Grassmere Park Road
                                     Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------------
AP                                   Citigroup Global Markets                               $940,013               100%
                                     Inc./Salomon Brothers
                                     333 W 34th Street, 3rd Floor
                                     New York, NY  10001
------------------------------------------------------------------------------------------------------------------------
M                                    The Bank of New York                                 $2,100,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
B1                                   The Bank of New York                                   $525,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
B2                                   The Bank of New York                                   $525,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
AX                                   Bear Stearns Securities Corp.                       $13,321,726               100%
                                     One Metrotech Center North
                                     Brooklyn, NY  11201-3862
------------------------------------------------------------------------------------------------------------------------
Series 2003-S7
------------------------------------------------------------------------------------------------------------------------
A1                                   Mellon Trust of New England, NA                    $143,159,000             58.87%
                                     525 William Penn Place, Suite 3148
                                     Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------------
                                     Deutsche Bank Trust Company Americas               $100,000,000             41.13%
                                     648 Grassmere Park Road
                                     Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
A2                                   The Bank of New York                               $144,883,969               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
A3                                   Goldman Sachs & Co.                                $250,254,126               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
A4                                   Goldman Sachs & Co.                                  $7,095,126               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
AP                                   Goldman Sachs & Co.                                    $139,978               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
M                                    State Street Bank and Trust Company                  $2,400,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
B1                                   State Street Bank and Trust Company                    $600,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
B2                                   State Street Bank and Trust Company                    $800,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
Series 2003-S8
------------------------------------------------------------------------------------------------------------------------
A1                                   The Bank of New York                                $42,000,000                28%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
                                     Capital One, FSB                                    $40,000,000                27%
                                     2980 Fairview Park Drive, Suite 1400
                                     Falls Church, VA  22042-4525
------------------------------------------------------------------------------------------------------------------------
                                     State Street Bank and Trust Company                 $28,000,000                19%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
                                     The Northern Trust Company                          $25,000,000                17%
                                     801 S. Canal C-IN
                                     Chicago, IL  60607
------------------------------------------------------------------------------------------------------------------------
                                     Wachovia Bank N.A.                                  $15,000,000                10%
                                     40 Broad Street, 5th Floor
                                     New York, NY 10004
------------------------------------------------------------------------------------------------------------------------
A2                                   JPMorgan Chase Bank                                $145,842,000               100%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
A3                                   Goldman Sachs & Co.                                    $207,900               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
AX                                   Bear Stearns Securities Corp.                       $13,968,974               100%
                                     One Metrotech Center North
                                     Brooklyn, NY  11201-3862
------------------------------------------------------------------------------------------------------------------------
AP                                   Goldman Sachs & Co.                                    $686,994               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
M                                    The Bank of New York                                 $1,801,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
B1                                   The Bank of New York                                   $450,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
B2                                   The Bank of New York                                   $600,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
Series 2003-S9
------------------------------------------------------------------------------------------------------------------------
A1                                   PNC Bank, National Association                     $225,606,800             59.12%
                                     8800 Tinicum Blvd
                                     Philadelphia, PA 19153
------------------------------------------------------------------------------------------------------------------------
                                     Citibank, N.A.                                     $150,000,000             39.31%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
AP                                   Citigroup Global Markets                            $13,601,257               100%
                                     Inc./Salomon Brothers
                                     333 W 34th Street, 3rd Floor
                                     New York, NY  10001
------------------------------------------------------------------------------------------------------------------------
M                                    State Street Bank and Trust Company                  $2,400,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
B1                                   State Street Bank and Trust Company                    $600,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
B2                                   State Street Bank and Trust Company                    $800,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
AX                                   J.P. Morgan Securities Inc.                          $1,716,337               100%
                                     34 Exchange Place, 4th Floor
                                     Jersey City, NJ  07302
------------------------------------------------------------------------------------------------------------------------
Series 2003-S10
------------------------------------------------------------------------------------------------------------------------
A1                                   The Bank of New York                               $150,000,000             42.53%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
                                     JPMorgan Chase Bank                                $124,690,000             35.35%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
                                     Citibank, N.A.                                      $68,500,000             19.42%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
A2                                   U.S. Bank N.A./Safekeeping West                     $20,000,000               100%
                                     First Trust Center SPFT 0913
                                     St. Paul, MN 55101
------------------------------------------------------------------------------------------------------------------------
A3                                   Citibank, N.A.                                      $20,000,000               100%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
AP                                   Bear Stearns Securities Corp.                        $2,526,348               100%
                                     One Metrotech Center North
                                     Brooklyn, NY  11201-3862
------------------------------------------------------------------------------------------------------------------------
M                                    State Street Bank and Trust Company                  $2,400,500               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
B1                                   State Street Bank and Trust Company                    $600,000            100.00%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
B2                                   State Street Bank and Trust Company                    $800,000            100.00%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
Series 2003-S11
------------------------------------------------------------------------------------------------------------------------
IA1                                  Investors Bank & Trust Company                      $27,300,000             42.72%
                                     200 Clarendon St, 9th Floor
                                     Corporate Actions Unit/TOP57
                                     Boston, MA  02116
------------------------------------------------------------------------------------------------------------------------
                                     Citibank, N.A.                                      $17,398,000             27.23%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
                                     Bear Stearns Securities Corp.                       $15,000,000             23.47%
                                     One Metrotech Center North
                                     Brooklyn, NY  11201-3862
------------------------------------------------------------------------------------------------------------------------
IIA1                                 Citibank, N.A.                                     $100,000,000            100.00%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
IIA2                                 Goldman Sachs & Co.                                 $36,462,187            100.00%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIA3                                 The Bank of New York/                               $18,462,187             50.63%
                                     Ellington Mortgage Fund SC, LTD
                                     *** Participant Contact Not Found **
------------------------------------------------------------------------------------------------------------------------
                                     LBI - Lehman Government Securities                  $18,000,000             49.37%
                                     Inc. (LBI)
                                     70 Hudson Street
                                     Jersey City, NJ  07302
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
IIA4                                 The Bank of New York                                $13,869,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
IIA5                                 The Bank of New York                                 $8,000,000             48.18%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
                                     State Street Bank and Trust Company                  $6,000,000             36.13%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
                                     The Northern Trust Company                           $1,605,000              9.67%
                                     801 S. Canal C-IN
                                     Chicago, IL  60607
------------------------------------------------------------------------------------------------------------------------
                                     Bank One Trust Company, N.A.                         $1,000,000              6.02%
                                     340 South Cleveland Ave.
                                     Building 350
                                     Columbus, OH  43240
------------------------------------------------------------------------------------------------------------------------
IIA6                                 Deutsche Bank Trust Company Americas                $19,259,000               100%
                                     648 Grassmere Park Road
                                     Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------------
IIA7                                 Citibank, N.A.                                      $21,398,000               100%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
IIA8                                 Goldman Sachs & Co.                                  $8,216,813               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIA9                                 Associated Bank Green Bay, N.A.                      $1,000,000               100%
                                     2985 South Ridge Road
                                     Green Bay, WI  54304
------------------------------------------------------------------------------------------------------------------------
IIA10                                ABN AMRO Incorporated                                $1,100,000               100%
                                     Issuer Services
                                     c/o ADP Proxy Services
                                     51 Mercedes Way
                                     Edgewood, NY  11717
------------------------------------------------------------------------------------------------------------------------
IIIA1                                Goldman Sachs & Co.                                 $70,689,000             66.88%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
                                     JPMorgan Chase Bank                                 $20,000,000             18.92%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
                                     Barclays Global Investors N.A/                      $15,000,000             14.19%
                                     Investors Bank & Trust
                                     980 9th Street, 6th Floor
                                     Sacramento, CA  95814
------------------------------------------------------------------------------------------------------------------------
AX                                   Goldman Sachs & Co.                                  $4,162,376               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
AP                                   The Bank of New York/                                $1,734,285               100%
                                     Ellington Overseas Partners, LTD
                                     *** Participant Contact Not Found **
------------------------------------------------------------------------------------------------------------------------
M                                    Citibank, N.A.                                       $5,401,000               100%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
B1                                   State Street Bank and Trust Company                  $2,000,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
B2                                   State Street Bank and Trust Company                  $1,400,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
Series 2003-S12
------------------------------------------------------------------------------------------------------------------------
IA1                                  Citibank, N.A.                                      $50,000,000             43.86%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
                                     JPMorgan Chase Bank                                 $35,000,000             30.70%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
                                     The Northern Trust Company                          $25,000,000             21.93%
                                     801 S. Canal C-IN
                                     Chicago, IL  60607
------------------------------------------------------------------------------------------------------------------------
IA2                                  The Bank of New York                                $25,000,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
IA3                                  Wachovia Bank N.A.                                   $1,000,000               100%
                                     40 Broad Street, 5th Floor
                                     New York, NY 10004
------------------------------------------------------------------------------------------------------------------------
IAP                                  DBTC Americas/Sun Trust Bank                         $1,463,903               100%
                                     (Participant Contact Not Found)
------------------------------------------------------------------------------------------------------------------------
IIA1                                 The Bank of New York                               $150,000,000             96.91%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
IIAP                                 DBTC Americas/Sun Trust Bank                           $308,117               100%
                                     (Participant Contact Not Found)
------------------------------------------------------------------------------------------------------------------------
AX                                   Bear Stearns Securities Corp.                        $8,257,986               100%
                                     One Metrotech Center North
                                     Brooklyn, NY  11201-3862
------------------------------------------------------------------------------------------------------------------------
M                                    State Street Bank and Trust Company                  $1,650,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
B1                                   State Street Bank and Trust Company                    $450,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
B2                                   State Street Bank and Trust Company                    $600,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
Series 2003-S13
------------------------------------------------------------------------------------------------------------------------
A1                                   JPMorgan Chase Bank                                 $31,086,000             60.85%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
                                     The Bank of New York                                $19,000,000             37.19%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
A2                                   Citibank, N.A.                                      $26,850,000             53.70%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
                                     Bear Stearns Securities Corp.                       $15,000,000             30.00%
                                     One Metrotech Center North
                                     Brooklyn, NY  11201-3862
------------------------------------------------------------------------------------------------------------------------
                                     Citigroup Global Markets                             $5,900,000             11.80%
                                     Inc./Salomon Brothers
                                     333 W 34th Street, 3rd Floor
                                     New York, NY  10001
------------------------------------------------------------------------------------------------------------------------
A3                                   J.P. Morgan Chase Bank/Greenwich                    $36,100,636               100%
                                     Capital
                                     4 New York Plaza, 21st Floor
                                     New York, NY  10004

------------------------------------------------------------------------------------------------------------------------
A4                                   J.P. Morgan Chase Bank/Greenwich                    $21,490,000               100%
                                     Capital
                                     4 New York Plaza, 21st Floor
                                     New York, NY  10004

------------------------------------------------------------------------------------------------------------------------
A5                                   JPMorgan Chase Bank                                 $15,000,000               100%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
A6                                   JPMorgan Chase Bank                                 $20,000,000               100%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
A7                                   J.P. Morgan Chase Bank/Greenwich                    $29,805,750               100%
                                     Capital
                                     4 New York Plaza, 21st Floor
                                     New York, NY  10004

------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
A8                                   Citigroup Global Markets                            $17,467,625               100%
                                     Inc./Salomon Brothers
                                     333 W 34th Street, 3rd Floor
                                     New York, NY  10001
------------------------------------------------------------------------------------------------------------------------
A9                                   HSBC Bank & Trust Company (DE), N.A.                $25,000,000             76.78%
                                     1201 Market Street
                                     Wilmington, DE  19801
------------------------------------------------------------------------------------------------------------------------
                                     J.P. Morgan Chase Bank/Greenwich                     $7,559,000             23.22%
                                     Capital
                                     4 New York Plaza, 21st Floor
                                     New York, NY  10004

------------------------------------------------------------------------------------------------------------------------
A10                                  Citigroup Global Markets                             $9,300,000               100%
                                     Inc./Salomon Brothers
                                     333 W 34th Street, 3rd Floor
                                     New York, NY  10001
------------------------------------------------------------------------------------------------------------------------
A11                                  The Bank of New York                                 $5,500,000             43.65%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
                                     State Street Bank and Trust Company                  $2,050,000             16.27%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
                                     JPMorgan Chase Bank                                  $1,600,000             12.70%
                                     Proxy/Class Actions/Bankruptcy
                                     14201 Dallas Pkwy
                                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------------------
                                     Amalgamated Bank                                     $1,350,000             10.71%
                                     15 Union Square West
                                     New York, NY  10003
------------------------------------------------------------------------------------------------------------------------
A12                                  Mellon Trust of New England, NA                     $10,400,000               100%
                                     525 William Penn Place, Suite 3148
                                     Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------------
A13                                  Citibank, N.A.                                      $15,500,000               100%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
A14                                  J.P. Morgan Chase Bank/Greenwich                     $4,935,250               100%
                                     Capital
                                     4 New York Plaza, 21st Floor
                                     New York, NY  10004

------------------------------------------------------------------------------------------------------------------------
A15                                  Deutsche Bank Trust Company Americas                   $500,000               100%
                                     648 Grassmere Park Road
                                     Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------------
A16                                  J.P. Morgan Chase Bank/Greenwich                    $45,914,000               100%
                                     Capital
                                     4 New York Plaza, 21st Floor
                                     New York, NY  10004

------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
A17                                  The Bank of New York                                $20,000,000             31.60%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
                                     Mellon Trust of New England, NA                     $33,287,000             52.60%
                                     525 William Penn Place, Suite 3148
                                     Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------------
                                     State Street Bank and Trust Company                 $10,000,000             15.80%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
A18                                  Deutsche Bank Trust Company Americas               $102,549,000             98.96%
                                     648 Grassmere Park Road
                                     Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------------
AX                                   J.P. Morgan Securities Inc.                          $1,878,804               100%
                                     34 Exchange Place, 4th Floor
                                     Jersey City, NJ  07302
------------------------------------------------------------------------------------------------------------------------
M                                    Citibank, N.A.                                       $7,250,000               100%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
B1                                   Citibank, N.A.                                       $2,500,000               100%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
B2                                   Merrill Lynch, Pierce, Fenner &                      $1,750,000               100%
                                     Smith, Inc.
                                     101 Hudson Street - 9th Floor
                                     Jersey City, NJ  07302
------------------------------------------------------------------------------------------------------------------------
Series 2003-S14
------------------------------------------------------------------------------------------------------------------------
IA1                                  Goldman Sachs & Co.                                 $50,000,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IA2                                  Goldman Sachs & Co.                                  $1,020,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IA3                                  Goldman Sachs & Co.                                 $52,899,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IA4                                  Goldman Sachs & Co.                                 $11,500,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IA5                                  Goldman Sachs & Co.                                  $7,376,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIA1                                 Goldman Sachs & Co.                                 $57,783,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIA10                                Goldman Sachs & Co.                                  $1,000,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIA2                                 Goldman Sachs & Co.                                 $57,783,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
IIA3                                 Goldman Sachs & Co.                                 $14,596,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIA4                                 Goldman Sachs & Co.                                 $20,000,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIA5                                 Goldman Sachs & Co.                                 $60,000,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIA6                                 Goldman Sachs & Co.                                 $15,665,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIA7                                 Goldman Sachs & Co.                                 $22,454,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIA8                                 Goldman Sachs & Co.                                 $24,320,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIA9                                 Citibank, N.A.                                      $30,190,000               100%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
IIIA1                                Citibank, N.A.                                      $50,000,000             83.33%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
IIIA1                                Mellon Trust of New England, NA                     $10,000,000             16.67%
                                     525 William Penn Place, Suite 3148
                                     Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------------------
IIIA10                               Goldman Sachs & Co.                                    $400,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIIA2                                Goldman Sachs & Co.                                 $51,909,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIIA3                                Goldman Sachs & Co.                                 $11,797,500               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIIA4                                Goldman Sachs & Co.                                 $35,174,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIIA5                                Goldman Sachs & Co.                                  $7,600,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIIA6                                Goldman Sachs & Co.                                  $7,045,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIIA7                                Goldman Sachs & Co.                                 $11,283,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIIA8                                Goldman Sachs & Co.                                 $10,845,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
IIIA9                                Citibank, N.A.                                      $20,636,000               100%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
AP                                   Goldman Sachs & Co.                                  $1,622,691               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
AX                                   Goldman Sachs & Co.                                  $3,687,313               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
M                                    Goldman Sachs & Co.                                  $6,175,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
B1                                   Goldman Sachs & Co.                                  $4,875,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
B2                                   Goldman Sachs & Co.                                  $1,950,000               100%
                                     180 Maiden Lane
                                     New York, NY  10038
------------------------------------------------------------------------------------------------------------------------
Series 2003-S15
------------------------------------------------------------------------------------------------------------------------
IA1                                  Wells Fargo Bank Minnesota, N.A.                    $30,000,000               100%
                                     c/o ADP Proxy Services
                                     51 Mercedes Way
                                     Edgewood, NY 11717
------------------------------------------------------------------------------------------------------------------------
IA2                                  UBS Warburg LLC/CMC                                  $1,865,000               100%
                                     299 Park Avenue
                                     New York, NY  10171
------------------------------------------------------------------------------------------------------------------------
IA3                                  UBS Warburg LLC/CMC                                $182,732,000               100%
                                     299 Park Avenue
                                     New York, NY  10171
------------------------------------------------------------------------------------------------------------------------
IA4                                  UBS Warburg LLC/CMC                                  $3,650,000               100%
                                     299 Park Avenue
                                     New York, NY  10171
------------------------------------------------------------------------------------------------------------------------
IAX                                  Bear Stearns Securities Corp.                        $7,315,194               100%
                                     One Metrotech Center North
                                     Brooklyn, NY  11201-3862
------------------------------------------------------------------------------------------------------------------------
IIA1                                 UBS Warburg LLC/CMC                                  $8,000,000             53.33%
                                     299 Park Avenue
                                     New York, NY  10171
------------------------------------------------------------------------------------------------------------------------
IIA1                                 Edward D. Jones & Co.                                $7,000,000             46.67%
                                     700 Maryville Center Drive
                                     St Louis, MO  63141
------------------------------------------------------------------------------------------------------------------------
IIA10                                UBS Warburg LLC/CMC                                 $18,410,772             53.50%
                                     299 Park Avenue
                                     New York, NY  10171
------------------------------------------------------------------------------------------------------------------------
IIA10                                Deutsche Bank Trust Company Americas                $16,000,000             46.50%
                                     648 Grassmere Park Road
                                     Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------------
IIA11                                Bear Stearns Securities Corp.                       $34,410,772               100%
                                     One Metrotech Center North
                                     Brooklyn, NY  11201-3862
------------------------------------------------------------------------------------------------------------------------
IIA12                                The Bank of New York                                $10,000,000               100%
                                     One Wall Street
                                     New York, NY  10286
------------------------------------------------------------------------------------------------------------------------
IIA13                                Deutsche Bank Trust Company Americas                $13,733,500               100%
                                     648 Grassmere Park Road
                                     Nashville, TN  37211
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
IIA14                                UBS Warburg LLC/CMC                                    $417,391               100%
                                     299 Park Avenue
                                     New York, NY  10171
------------------------------------------------------------------------------------------------------------------------
IIA15                                State Street Bank and Trust Company                 $20,043,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
IIA16                                Raymond, James & Associates, Inc.                    $2,227,000               100%
                                     880 Carilion Parkway
                                     St. Petersburg, FL 33716
------------------------------------------------------------------------------------------------------------------------
IIA17                                State Street Bank and Trust Company                  $5,000,000               100%
                                     1776 Heritage Dr.
                                     Global Corporate Action Unit JAB 5NW
                                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------------------
IIA18                                Fiserv Securities, Inc.                              $1,500,000               100%
                                     C/O ADP Proxy Services
                                     51 Mercedes Way
                                     Edgewood, NY  11717
------------------------------------------------------------------------------------------------------------------------
IIA2                                 Citigroup Global Markets Inc.                        $4,000,000               100%
                                     333 W. 34th Street
                                     New York, NY  10001
------------------------------------------------------------------------------------------------------------------------
IIA3                                 Citigroup Global Markets Inc.                        $4,000,000               100%
                                     333 W. 34th Street
                                     New York, NY  10001
------------------------------------------------------------------------------------------------------------------------
IIA4                                 Citigroup Global Markets Inc.                        $1,875,000               100%
                                     333 W. 34th Street
                                     New York, NY  10001
------------------------------------------------------------------------------------------------------------------------
IIA5                                 Citigroup Global Markets Inc.                        $1,875,000               100%
                                     333 W. 34th Street
                                     New York, NY  10001
------------------------------------------------------------------------------------------------------------------------
IIA6                                 Citigroup Global Markets Inc.                        $1,625,000               100%
                                     333 W. 34th Street
                                     New York, NY  10001
------------------------------------------------------------------------------------------------------------------------
IIA7                                 Citigroup Global Markets Inc.                        $1,625,000               100%
                                     333 W. 34th Street
                                     New York, NY  10001
------------------------------------------------------------------------------------------------------------------------
IIA8                                 Citibank, N.A.                                      $25,000,000               100%
                                     3800 Citibank Center B3-15
                                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------------------
IIA9                                 UBS Warburg LLC/CMC                                $122,598,728               100%
                                     299 Park Avenue
                                     New York, NY  10171
------------------------------------------------------------------------------------------------------------------------
IIAX                                 UBS Warburg LLC/CMC                                  $5,492,433               100%
                                     299 Park Avenue
                                     New York, NY  10171
------------------------------------------------------------------------------------------------------------------------
AP                                   UBS Warburg LLC/CMC                                  $3,492,010               100%
                                     299 Park Avenue
                                     New York, NY  10171
------------------------------------------------------------------------------------------------------------------------
M                                    UBS Warburg LLC/CMC                                  $5,751,000               100%
                                     299 Park Avenue
                                     New York, NY  10171
------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
B1                                   UBS Warburg LLC/CMC                                  $3,500,000               100%
                                     299 Park Avenue
                                     New York, NY  10171
------------------------------------------------------------------------------------------------------------------------
B2                                   UBS Warburg LLC/CMC                                  $1,750,000               100%
                                     299 Park Avenue
                                     New York, NY  10171
------------------------------------------------------------------------------------------------------------------------



Item 13. Certain Relationships and Related Transactions.

         Omitted.

PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  99.1 (i) Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2003.

                  99.2 (i) Servicer's Annual Statement of Compliance for Series 2003-S1
                           (ii) Servicer's Annual Statement of Compliance for Series 2003-S2
                           (iii) Servicer's Annual Statement of Compliance for Series 2003-S3
                           (iv) Servicer's Annual Statement of Compliance for Series 2003-S4
                           (v) Servicer's Annual Statement of Compliance for Series 2003-S5
                           (vi) Servicer's Annual Statement of Compliance for Series 2003-S6
                           (vii) Servicer's Annual Statement of Compliance for Series 2003-S7
                           (viii) Servicer's Annual Statement of Compliance for Series 2003-S8
                           (ix) Servicer's Annual Statement of Compliance for Series 2003-S9
                           (x) Servicer's Annual Statement of Compliance for Series 2003-S10
                           (xi) Servicer's Annual Statement of Compliance for Series 2003-S11
                           (xii) Servicer's Annual Statement of Compliance for Series 2003-S12
                           (xiii) Servicer's Annual Statement of Compliance for Series 2003-S13
                           (xiv) Servicer's Annual Statement of Compliance for Series 2003-S14
                           (xv) Servicer's Annual Statement of Compliance for Series 2003-S15

                  99.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                           (i) Series 2003-S1
                           (ii) Series 2003-S2
                           (iii) Series 2003-S3
                           (iv) Series 2003-S4
                           (v) Series 2003-S5
                           (vi) Series 2003-S6
                           (vii) Series 2003-S7
                           (viii) Series 2003-S8
                           (ix) Series 2003-S9
                           (x) Series 2003-S10
                           (xi) Series 2003-S11
                           (xii) Series 2003-S12
                           (xiii) Series 2003-S13
                           (xiv) Series 2003-S14
                           (xv) Series 2003-S15

         (b) Reports on Form 8-K during the last quarter of the prior calendar year.


                 (i)      Date      Items Reported    Financial Statements
                       ----------   --------------    ------------------------------
                       10/03/2003      5, 7           Monthly report to Noteholders
                                                      dated 9/25/20023
                       10/30/2003      5, 7           Monthly report to Noteholders
                                                      dated 10/27/2003
                       12/03/2003      5, 7           Monthly report to Noteholders
                                                      dated 11/25/2003
                       01/03/2004      5, 7           Monthly report to Noteholders
                                                      dated 12/26/2003

                  (ii) Reports on Form 8-K were filed during the last quarter of the prior calendar year for the following
                           Series:

                           (A)      Series 2003-S8
                                    September 11, 2003 in response to Item 2
                                    and Item 7
                                    (Prospectus Supplement and Pooling and
                                    Servicing Agreement)

                           (B)      Series 2003-S11
                                    September 17, 2003 in response to Item 5
                                    and Item 7
                                    (Filing of Collateral Term Sheets)

                           (C)      Series 2003-S11
                                    September 25, 2003 in response to Item 5 and
                                    Item 7
                                    (Filing of Collateral Term Sheet and
                                    Structural Term Sheet)

                           (D)      Series 2003-S10
                                    September 25, 2003 in response to Item 5 and
                                    Item 7
                                    (Filing of Collateral Term Sheets)

                           (E)      Series 2003-S9
                                    October 8, 2003 in response to Item 2 and
                                    Item 7
                                    (Prospectus Supplement and Pooling and
                                    Servicing Agreement)

                           (F)      Series 2003-S12
                                    October 24, 2003 in response to Item 5 and
                                    Item 7
                                    (Filing of Collateral Term Sheets)

                           (G)      Series 2003-S13
                                    October 24, 2003 in response to Item 5 and
                                    Item 7
                                    (Filing of Collateral Term Sheets)

                           (H)      Series 2003-S10
                                    October 28, 2003 in response to Item 5 and
                                    Item 7
                                    (Filing of Structural Term Sheets and
                                    Computational Materials)

                           (I)      Series 2003-S11
                                    October 29, 2003 in response to Item 5 and
                                    Item 7
                                    (Filing of Structural Term Sheets and
                                    Computational Materials)

                           (J)      Series 2003-S10
                                    November 12, 2003 in response to Item 2 and
                                    Item 7
                                    (Prospectus Supplement and Pooling and
                                    Servicing Agreement)

                           (K)      Series 2003-S11
                                    November 13, 2003 in response to Item 2 and
                                    Item 7
                                    (Prospectus Supplement and Pooling and
                                    Servicing Agreement)

                           (L)      Series 2003-S14
                                    November 19, 2003 in response to Item 5 and
                                    Item 7
                                    (Filing of Collateral Term Sheets)

                           (M)      Series 2003-S15
                                    November 19, 2003 in response to Item 5 and
                                    Item 7
                                    (Filing of Collateral Term Sheets)

                           (N)      Series 2003-S12
                                    November 24, 2003 in response to Item 5 and
                                    Item 7
                                    (Filing of Computational Materials)

                           (O)      Series 2003-S13
                                    November 24, 2003 in response to Item 5 and
                                    Item 7
                                    (Filing of Structural Term Sheets and
                                    Computational Materials)

                           (P)      Series 2003-S13
                                    November 25, 2003 in response to Item 5 and
                                    Item 7
                                    (Filing of Computational Materials)

                           (Q)      Series 2003-S14
                                    December 3, 2003 in response to Item 5 and
                                    Item 7
                                    (Filing of Structural Term Sheets and
                                    Computational Materials)

                           (R)      Series 2003-S12
                                    December 9, 2003 in response to Item 2 and
                                    Item 7
                                    (Prospectus Supplement and Pooling and
                                    Servicing Agreement

                           (S)      Series 2003-S13
                                    December 10, 2003 in response to Item 2 and
                                    Item 7
                                    (Prospectus Supplement and Pooling and
                                    Servicing Agreement

                           (T)      Series 2003-S14
                                    December 18, 200 in response to Item 5 and
                                    Item 7
                                    (Filing of Structural Term Sheets and
                                    Computational Materials)

                           (U)      Series 2003-S15
                                    December 18, 200 in response to Item 5 and
                                    Item 7
                                    (Filing of Collateral Term Sheets)

                           (V)      Series 2003-S14
                                    December 19, 200 in response to Item 5 and
                                    Item 7
                                    (Filing of Structural Term Sheets and
                                    Computational Materials)

                           (W)      Series 2003-S15
                                    December 23, 200 in response to Item 5 and
                                    Item 7
                                    (Filing of Structural Term Sheets and
                                    Computational Materials)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             CHASE MORTGAGE FINANCE CORP.,
             depositor

             By: /s/Luke S. Hayden
             ---------------------------------
              Name: Luke S. Hayden
              Title: Chief Executive Officer


Date: March 30, 2004

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

                                INDEX TO EXHIBITS

         99.1 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2003.

         99.2     (i)      Servicer's Annual Statement of Compliance for
                           Series 2003-S1
                  (ii)     Servicer's Annual Statement of Compliance for Series
                           2003-S2
                  (iii)    Servicer's Annual Statement of Compliance for Series
                           2003-S3
                  (iv)     Servicer's Annual Statement of Compliance for Series
                           2003-S4
                  (v)      Servicer's Annual Statement of Compliance for Series
                           2003-S5
                  (vi)     Servicer's Annual Statement of Compliance for Series
                           2003-S6
                  (vii)    Servicer's Annual Statement of Compliance for Series
                           2003-S7
                  (viii)   Servicer's Annual Statement of Compliance for Series
                           2003-S8
                  (ix)     Servicer's Annual Statement of Compliance for Series
                           2003-S9
                  (x)      Servicer's Annual Statement of Compliance for Series
                           2003-S10
                  (xi)     Servicer's Annual Statement of Compliance for Series
                           2003-S11
                  (xii)    Servicer's Annual Statement of Compliance for Series
                           2003-S12
                  (xiii)   Servicer's Annual Statement of Compliance for Series
                           2003-S13
                  (xiv)    Servicer's Annual Statement of Compliance for Series
                           2003-S14
                  (xv)     Servicer's Annual Statement of Compliance for Series
                           2003-S15

         99.3 Certification pursuant to Section 3203 of the Sarbanes-Oxley Act of 2002.

                  (i)      Series 2003-S1

                  (ii)     Series 2003-S2

                  (iii)    Series 2003-S3

                  (iv)     Series 2003-S4

                  (v)      Series 2003-S5

                  (vi)     Series 2003-S6

                  (vii)    Series 2003-S7

                  (viii)   Series 2003-S8

                  (ix)     Series 2003-S9

                  (x)      Series 2003-S10

                  (xi)     Series 2003-S11

                  (xii)    Series 2003-S12

                  (xiii)   Series 2003-S13

                  (xiv)    Series 2003-S14

                  (xv)     Series 2003-S15