Form 10-K
period 2004-12-31
CHASE MORTGAGE FINANCE CORP
filed 2005-03-31
CIK 830379

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-76801
                        ---------------------------------

                       CHASE MORTGAGE FINANCE CORPORATION
               (Issuer in respect of Chase Mortgage Finance Trust
                       Series 2004-S1 and Series 2004-S2)
                              (the "Certificates")
                              --------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                     52-1495132
   ---------------------------                  ------------------
   (State or other jurisdiction                 (I.R.S. Employer
        of incorporation)                       Identification No.)

   194 Wood Avenue South, Iselin, New Jersey    08830
   -----------------------------------------    ---------
   (Address of principal executive offices)     (Zip Code)

   Registrant's telephone number, including area code: (732) 452-8972

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes |_| No |X|

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

PART I

Item 1. Business.

      Omitted.

Item 2. Properties.

      Information regarding the mortgaged properties is included in the Annual Statement of Compliance filed under Item 8 and Item 15 hereof.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities.

      (a) (1) To the knowledge of the registrant, there is no established public market for the Certificates of any Series

            (2) To the knowledge of the registrant, there are no reported high and low bid quotations for any of the Certificates.

      (b) The records of the registrant indicate that as of December 31, 2004, the following Series had the following number of holders of record:

                           Series                    No. of Holders
                           ------                    --------------

                           2004-S1                         19

                           2004-S2                         33


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

      None.

Item 9A. Controls and Procedures

      None.

Item 9B. Other Information

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      Omitted.

Item 11. Executive Compensation.

      Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The records of DTC indicate that as of December 31, 2004, there were the following holders of record with more than 5% of each class of each Series of
Certificates:

=======================================================================================================================
                                                                                   Original Certificate
Chase Mortgage Finance Trust        Name & Address of Participant                    Principal Balance     % of Class
=======================================================================================================================
-----------------------------------------------------------------------------------------------------------------------
Series 2004-S1
-----------------------------------------------------------------------------------------------------------------------
A1                                  00000901 The Bank of New York                       $150,000,000         75.70%
                                    One Wall Street
                                    New York, NY 10286
-----------------------------------------------------------------------------------------------------------------------
                                    00000274 CGM/SAL BR                                 $ 24,069,750         12.15%
                                    333 W 34th Street 3rd Floor
                                    New York,  NY 10001
-----------------------------------------------------------------------------------------------------------------------
                                    00000997 State Street Bank and Trust Company        $ 24,069,750         12.15%
                                    1776 Heritage Drive
                                    Global Corporate Action Unit JAB 5NW
                                    NO. QUINCY, MA 02171
-----------------------------------------------------------------------------------------------------------------------
A2                                  00000901 The Bank of New York                       $ 34,884,700           100%
                                    One Wall Street
                                    New York, NY 10286
-----------------------------------------------------------------------------------------------------------------------
A3                                  00000902 JPMorgan Chase Bank, National              $ 57,619,000           100%
                                    Association
                                    PROXY/CLASS ACTIONS/BANKRUPTCY
                                    14201 DALLAS PKWY FL 12
                                    Dallas, TX 75254
-----------------------------------------------------------------------------------------------------------------------
A4                                  00000908 Citibank, N.A.                             $ 25,329,300           100%
                                    3800 CITIBANK CENTER B3-15
                                    Tampa, FL 33610
-----------------------------------------------------------------------------------------------------------------------
A5                                  00000636 LHMNGV/LBI                                 $ 25,329,300           100%
                                    70 Hudson Street
                                    Jersey City, NJ 07302
-----------------------------------------------------------------------------------------------------------------------
A6                                  00000908 Citibank, N.A.                             $  1,413,750           100%
                                    3800 CITIBANK CENTER B3-15
                                    Tampa,  FL 33610
-----------------------------------------------------------------------------------------------------------------------
A7                                  00000901 The Bank of New York                       $ 22,000,000         20.50%
                                    One Wall Street
                                    New York, NY 10286
-----------------------------------------------------------------------------------------------------------------------

=======================================================================================================================
                                                                                   Original Certificate
Chase Mortgage Finance Trust        Name & Address of Participant                    Principal Balance     % of Class
=======================================================================================================================
-----------------------------------------------------------------------------------------------------------------------
                                    00000187 J.P. Morgan Securities Inc. - Fixed        $ 11,333,750         10.56%
                                    Income
                                    34 Exchange Place, 4th Floor
                                    Jersey City, NJ 07302
-----------------------------------------------------------------------------------------------------------------------
                                    00000908 Citibank, N.A.                             $ 25,000,000         23.29%
                                    3800 CITIBANK CENTER B3-15
                                    Tampa,  FL 33610
-----------------------------------------------------------------------------------------------------------------------
                                    00000997 State Street Bank and Trust Company        $ 45,000,000         41.93%
                                    1776 Heritage Drive
                                    Global Corporate Action Unit JAB 5NW
                                    NO. QUINCY, MA 02171
-----------------------------------------------------------------------------------------------------------------------
AP                                  00000780 MORGAN K                                   $    125,000           100%
                                    50 North Front Street
                                    Memphis, TN 38103
-----------------------------------------------------------------------------------------------------------------------
B1                                  00000902 JPMorgan Chase Bank, National              $    645,000           100%
                                    Association
                                    PROXY/CLASS ACTIONS/BANKRUPTCY
                                    14201 DALLAS PKWY FL 12
                                    Dallas, TX 75254
-----------------------------------------------------------------------------------------------------------------------
B2                                  00000902 JPMorgan Chase Bank, National              $    860,000           100%
                                    Association
                                    PROXY/CLASS ACTIONS/BANKRUPTCY
                                    14201 DALLAS PKWY FL 12
                                    Dallas, TX 75254
-----------------------------------------------------------------------------------------------------------------------
M                                   00000997 State Street Bank and Trust Company        $  2,580,000           100%
                                    1776 Heritage Drive
                                    Global Corporate Action Unit JAB 5NW
                                    NO. QUINCY, MA 02171
-----------------------------------------------------------------------------------------------------------------------
Series 2004-S2
-----------------------------------------------------------------------------------------------------------------------
IA1                                 00000901 The Bank of New York                       $100,500,000           100%
                                    One Wall Street
                                    New York, NY 10286 NY 10286
-----------------------------------------------------------------------------------------------------------------------
IA2                                 00000005 GOLDMAN                                    $ 11,964,285           100%
                                    180 Maiden Lane
                                    New York, NY 10038
-----------------------------------------------------------------------------------------------------------------------
IA3                                 00000908 Citibank, N.A.                             $  6,320,000           100%
                                    3800 CITIBANK CENTER B3-15
                                    Tampa, FL 33610
-----------------------------------------------------------------------------------------------------------------------
IA4                                  00000908 Citibank, N.A.                            $ 12,789,010           100%
                                    3800 CITIBANK CENTER B3-15
                                    Tampa, FL 33610
-----------------------------------------------------------------------------------------------------------------------
IA5                                 00000954 Mellon Trust of New England, NA            $  8,281,094           100%
                                    525 William Penn Place, Suite 3418
                                    Pittsburgh, PA 15259
-----------------------------------------------------------------------------------------------------------------------
IIA1                                00000901 The Bank of New York                       $ 79,000,000         85.03%
                                    One Wall Street
                                    New York, NY 10286 NY 10286
-----------------------------------------------------------------------------------------------------------------------
                                    00002880 CENT TR BK                                 $  5,000,000          5.38%
                                    Investments Department
                                    238 Madison Street
                                    Jefferson City, MO 65101
-----------------------------------------------------------------------------------------------------------------------

=======================================================================================================================
                                                                                   Original Certificate
Chase Mortgage Finance Trust        Name & Address of Participant                    Principal Balance     % of Class
=======================================================================================================================
-----------------------------------------------------------------------------------------------------------------------

IIA2                                00000901 The Bank of New York                       $  8,000,000         41.75%
                                    One Wall Street
                                    New York, NY 10286 NY 10286
-----------------------------------------------------------------------------------------------------------------------
                                    00000997 State Street Bank and Trust Company        $  4,000,000         20.87%
                                    1776 Heritage Drive
                                    Global Corporate Action Unit JAB 5NW
                                    NO. QUINCY, MA 02171
-----------------------------------------------------------------------------------------------------------------------
                                    00002163 Wachovia Bank N.A. - Phila. Main           $  7,162,000         37.38%
                                    530 Walnut Street, 1st Floor
                                    Philadelphia, PA 19101
-----------------------------------------------------------------------------------------------------------------------
IIA3                                00000908 Citibank, N.A.                             $ 24,901,144           100%
                                    3800 CITIBANK CENTER B3-15
                                    Tampa, FL 33610
-----------------------------------------------------------------------------------------------------------------------
IIA4                                00000901 The Bank of New York                       $ 24,574,407         80.38%
                                    One Wall Street
                                    New York, NY 10286 NY 10286
-----------------------------------------------------------------------------------------------------------------------
                                    00002254 FNB OMAHA                                  $  2,000,000          6.54%
                                    1620 Dodge Street
                                    Omaha, NE 68102
-----------------------------------------------------------------------------------------------------------------------
IIA5                                00002027 Wells Fargo Bank Minnesota, N.A.           $    943,000           100%
                                    733 Marquette Avenue
                                    Minneapolis, MN 55479
-----------------------------------------------------------------------------------------------------------------------
IIA6                                00000901 The Bank of New York                       $    235,000           100%
                                    One Wall Street
                                    New York, NY 10286
-----------------------------------------------------------------------------------------------------------------------
IIA7                                00000908 Citibank, N.A.                             $ 28,000,000         60.27%
                                    3800 CITIBANK CENTER B3-15
                                    Tampa, FL 33610
-----------------------------------------------------------------------------------------------------------------------
                                    00000997 State Street Bank and Trust Company        $ 18,455,703         39.73%
                                    1776 Heritage Drive
                                    Global Corporate Action Unit JAB 5NW
                                    NO. QUINCY, MA 02171
-----------------------------------------------------------------------------------------------------------------------
IIA8                                00000274 CGM/SAL BR                                 $ 46,455,703           100%
                                    333 W 34th Street 3rd Floor
                                    New York,  NY 10001
-----------------------------------------------------------------------------------------------------------------------
IIA9                                00000908 Citibank, N.A.                             $ 40,000,000         43.05%
                                    3800 CITIBANK CENTER B3-15
                                    Tampa, FL 33610
-----------------------------------------------------------------------------------------------------------------------
                                    00005198 Merrill, Lynch, Pierce Fenner & Smith      $ 52,911,407         56.95%
                                    Safekeeping
                                    4 Corporate Place
                                    Piscataway, NJ 08854
-----------------------------------------------------------------------------------------------------------------------
AP                                  00007325 LBI/ELLING                                 $  1,645,631           100%
                                    [No contact information listed]
-----------------------------------------------------------------------------------------------------------------------
AX                                  00000352 Bear Stearns Securities Corp.              $ 19,787,322           100%
                                    One Metrotech Center North, 4th Floor
                                    Brooklyn, NY 11201-3862
-----------------------------------------------------------------------------------------------------------------------
B1                                  00000901 The Bank of New York                       $  2,925,032           100%
                                    One Wall Street
                                    New York, NY 10286 NY 10286
-----------------------------------------------------------------------------------------------------------------------

=======================================================================================================================
                                                                                   Original Certificate
Chase Mortgage Finance Trust        Name & Address of Participant                    Principal Balance     % of Class
=======================================================================================================================
-----------------------------------------------------------------------------------------------------------------------
B2                                  00000901 The Bank of New York                         $1,800,020           100%
                                    One Wall Street
                                    New York, NY 10286 NY 10286
-----------------------------------------------------------------------------------------------------------------------
M                                   00000902 JPMorgan Chase Bank, National                $5,400,061           100%
                                    Association
                                    PROXY/CLASS ACTIONS/BANKRUPTCY
                                    14201 DALLAS PKWY FL 12
                                    Dallas, TX 75254
-----------------------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

      Omitted.

Item 14. Principal Accounting Fees and Services

      Omitted.

Part IV

Item 15. Exhibits, Financial Statement Schedules

      (a) The following documents are filed as part of this Annual Report on Form 10-K.

          (3) Exhibit Number  Description
              --------------  ------------
              31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                (i) Series 2004-S1
                                (ii) Series 2004-S2

              99.1 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2004.

              99.2            Servicer's Annual Statement of Compliance.

                                (i) Series 2004-S1
                                (ii) Series 2004-S2

      (b) See item 15(a)(3) above.

      (c) Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             CHASE MORTGAGE FINANCE CORP.,
             depositor

             By:/s/ Thomas L. Wind
                ---------------------------------
                Name: Thomas L. Wind
                Title:  Co-Chief Executive Officer

Date: March 30, 2005

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

                                INDEX TO EXHIBITS

              Exhibit Number  Description
              --------------  ------------
              31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                (i) Series 2004-S1
                                (ii) Series 2004-S2

              99.1 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2004.

              99.2            Servicer's Annual Statement of Compliance.

                                (i) Series 2004-S1
                                (ii) Series 2004-S2